Form 10-Q
period 1995-03-31
KEYSTONE FINANCIAL INC
filed 1995-05-15
CIK 717809

                                     FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from              to
                                         ------------    --------------

                         Commission File Number 0-11460

                            KEYSTONE FINANCIAL, INC.

           Pennsylvania                                  23-2289209
     (State of Incorporation)                     (IRS Employer I.D. No.)


                               ONE KEYSTONE PLAZA
                             FRONT & MARKET STREETS
                                 P.O. BOX 3660
                           HARRISBURG, PA  17105-3660
                    (Address of principal executive offices)
                                 (717) 231-1555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X       or  No
                                        ------------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($2 par value): 23,509,609 as of April 30, 1995.

                            KEYSTONE FINANCIAL, INC.
                                     INDEX

PART 1. FINANCIAL INFORMATION                                                        PAGE
Item 1. Financial Statements

Consolidated Statements of Condition - March 31, 1995 and December 31, 1994
                                                                                        3
Consolidated Statements of Income - Three months ended March 31, 1995 and 1994.
                                                                                        4
Consolidated Statements of Cash Flows - Three months ended March 31, 1995 and
1994.                                                                                   5

Notes to Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
 of Operations                                                                          7

PART II.  OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable to the registrant.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits                                                                           11

(b) Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the three months ended
March 31, 1995.

Signatures                                                                             12


CONSOLIDATED STATEMENTS OF CONDITION

                                                                        MARCH 31, 1995         DECEMBER 31, 1994
- - -------------------------------------------------------------------------------------------------------------------
(in thousands)                                                           (UNAUDITED)                (NOTE)
ASSETS
- - --------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                    $  157,603             $  181,953
Federal funds sold and other                                                   75,811                 49,622
Investment securities available for sale                                      688,476                755,795
Investment securities held to maturity
  (market values 1995-$403,057; 1994-$402,963)                                407,835                418,402
Mortgages held for resale                                                       9,674                  9,189

Loans and Leases                                                            3,237,611              3,193,405
Allowance for credit losses                                                   (43,109)               (42,440)
- - -------------------------------------------------------------------------------------------------------------------
Net Loans                                                                   3,194,502              3,150,965

Premises and equipment                                                         62,743                 61,759
Other assets                                                                   83,298                 78,315
- - -------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $4,679,942             $4,706,000
===================================================================================================================
LIABILITIES
- - -------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                                               $  455,503             $  513,641
Interest-bearing deposits                                                   3,369,624              3,314,342
- - -------------------------------------------------------------------------------------------------------------------
Total Deposits                                                              3,825,127              3,827,983

Fed Funds purchased and Security
  repurchase agreements                                                       170,568                239,652
Other short-term borrowings                                                     7,781                 14,376
- - -------------------------------------------------------------------------------------------------------------------
Total Short-Term Borrowings                                                   178,349                254,028

FHLB borrowings                                                               184,731                148,887
Long-term debt                                                                  5,528                  6,054
Other Liabilities                                                              61,575                 61,274
- - -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           4,255,310              4,298,226
SHAREHOLDERS' EQUITY
- - -------------------------------------------------------------------------------------------------------------------
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding
Common stock: $2.00 par value,
  authorized 50,000,000; issued
  24,199,078 - 1995 and 24,051,077 - 1994                                      48,398                 48,102
Surplus                                                                       109,087                106,812
Retained Earnings                                                             298,634                291,948
Deferred KSOP benefit expense                                                  (2,125)                (2,250)
Treasury stock; shares 690,000 - 1995
  and 1994, at cost                                                           (20,576)               (20,576)
Net unrealized securities losses, net of tax                                   (8,786)               (16,262)
- - -------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    424,632                407,774
- - -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $4,679,942             $4,706,000
===================================================================================================================

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (in thousands, except per share data)

- - -----------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended
(unaudited)                                                                            March 31,
                                                                               1995                1994
- - -----------------------------------------------------------------------------------------------------------
INTEREST INCOME
- - -----------------------------------------------------------------------------------------------------------
Loans and fees on loans                                                     $    70,294         $    55,193
Investments - taxable                                                            14,968              14,313
Investments - tax exempt                                                          2,158               2,705
Federal funds sold and other                                                      1,143                 862
Mortgages held for resale                                                           195                 442
- - -----------------------------------------------------------------------------------------------------------
                                                                                 88,758              73,515
- - -----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
- - -----------------------------------------------------------------------------------------------------------
Deposits                                                                         33,885              25,398
Short-term borrowings                                                             2,615               1,359
FHLB borrowing                                                                    2,417               1,486
Long-term debt                                                                      115                  98
- - -----------------------------------------------------------------------------------------------------------
                                                                                 39,032              28,341
- - -----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                              49,726              45,174
Provision for credit losses                                                       2,084               1,642
- - -----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                                    47,642              43,532
- - -----------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
- - -----------------------------------------------------------------------------------------------------------
Trust income                                                                      3,199               3,286
Service charges on deposit accounts                                               3,166               3,075
Mortgage banking                                                                  1,326               1,038
Fee income                                                                        2,847               2,303
Reinsurance income                                                                  523                 549
Other income                                                                        393                 417
Net gains - equity securities                                                        27                 281
Net gains - debt securities                                                           5                 330
- - -----------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                                                              11,486              11,279
- - -----------------------------------------------------------------------------------------------------------
Salaries                                                                         14,952              14,301
Employee benefits                                                                 3,411               3,294
Occupancy expense (net)                                                           3,249               3,143
Furniture and equipment expense                                                   3,024               2,614
Deposit insurance                                                                 2,146               2,027
Other expense                                                                    11,151              10,037
- - -----------------------------------------------------------------------------------------------------------
                                                                                 37,933              35,416
- - -----------------------------------------------------------------------------------------------------------
Income before income taxes                                                       21,195              19,395
Income tax expense                                                                6,539               5,349
- - -----------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $    14,656         $    14,046
- - -----------------------------------------------------------------------------------------------------------
PER SHARE DATA
- - -----------------------------------------------------------------------------------------------------------
Net income                                                                        $0.63               $0.60
Average number of shares outstanding                                         23,431,267          23,423,767
- - -----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                          1995                   1994
                                                                 (in thousands)
- - --------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                               $  14,656            $  14,046
Adjustments to reconcile  net income to
net cash provided by operating activities:

  Provision for credit losses                                2,084                1,642
  Provision for depreciation & amortization                  2,619                2,807
  Deferred income taxes                                      6,539                3,602
  Sale of mortgages held for resale                         25,683               46,374
  Origination of mortgages held for resale                 (26,717)             (38,753)
  Decrease in interest receivable                            1,731                  284
  Increase in interest payable                               2,236                2,811
  Other                                                    (12,952)               6,635
- - --------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   15,879               39,448
- - --------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net decrease in interest-bearing deposits                    4,492               15,993
Sales of available-for-sale securities                       6,895               34,956
Maturities of available-for-sale securities                206,972              167,953
Purchases of available-for-sale securities                (136,003)            (130,336)
Maturities of held-to-maturity securities                   14,510               14,914
Purchases of held-to-maturity securities                    (4,239)             (28,241)
Net increase in loans                                      (41,868)             (31,326)
Sales of loans                                               6,435                1,959
Purchase of loans                                          (15,030)             (16,052)
Purchases of premises and equipment                         (3,286)              (1,793)
Other                                                           64                5,482
- - --------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   38,942               33,509
- - -------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net decrease in deposits                                    (2,856)              (9,360)
Net decrease in short-term  borrowings                     (75,679)             (53,949)
Proceeds from FHLB  Borrowings                              60,100                  ---
Repayments of FHLB  Borrowings                             (24,255)              (7,000)
Net increase(decrease) in long-term debt                      (526)                 961
Acquisition of treasury  stock                                 ---               (2,875)
Cash dividends                                              (7,970)              (8,314)
Other                                                        2,696                1,770
- - --------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                      (48,490)             (78,767)
- - --------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS              6,331               (5,810)
Cash and cash equivalents at beginning of period           204,942              241,618
- - --------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 211,273            $ 235,808
- - --------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Notes To Consolidated
Financial Statements

BASIS OF PRESENTATION
- - ---------------------

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation have been included, and such adjustments were of a normal recurring nature.

Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for 1995.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1994, as contained in the Annual Report to Shareholders.

IMPAIRED LOANS
- - --------------

Effective January 1, 1995, Keystone adopted Financial Accounting Standards Board
(FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as
amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- - --Income Recognition and Disclosures."  Under this new standard, the credit loss for loans to which it applies is based on discounted cash flows using the loans
                                          ----------
interest rate or the fair value of the collateral for collateral dependent loans.  Prior to the adoption of the new standard, cash flows were not discounted in estimating credit loss.  Adoption of the new standard did not have a material impact on Keystone's financial condition or results of operation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

Keystone Financial, Inc. (Keystone) reported net income of $14,656,000 and earnings per share of $0.63 for the first quarter of 1995, compared to $14,046,000, or $0.60 per share for the same period in 1994. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 1995 were 1.26% and 14.33%, respectively, compared to 1.31% and 13.81% for the first quarter of 1994.

Net interest income, the largest source of revenue for Keystone, grew 9% and was affected by both loan growth and sustained strength in net interest margin. Loans grew 16% from the first quarter of 1994, and net interest margin reached 4.63%.

The acquisition of American Savings Bank, which was completed in November 1994, influenced the growth in both loans and deposits in the first quarter. Excluding the impact of this transaction, adjusted loan and deposit growth remained strong at 13% and 4%, respectively. Additionally, the increase in noninterest expenses in the first quarter of 1995 was affected by the incremental costs added through the acquisition.

Asset quality measurements continued to reflect the soundness of Keystone's credit practices and underwriting standards. Total risk elements, which consist of nonperforming loans and loans 90 days or more past due, dropped to 1.07% of total loans from the ratio of 1.60% at the end of the first quarter of 1994. Keystone's coverage of the allowance to nonperforming loans grew to 227%, a substantial improvement from the ratio of 140% one year ago.

AVERAGE STATEMENT OF CONDITION

The quarterly average balance sheets for the three-months ended March 31, 1995 and 1994 were as follows:

                                            Three Months Ended
                                       March 31,           Change

                                    1995         1994     Volume        %
- - --------------------------------------------------------------------------

Cash and due from banks         $  148,617   $  146,915   $  1,702      1%
Federal funds sold and other        78,309      103,534    (25,225)  (24)%
Investments                      1,137,362    1,213,984    (76,622)   (6)%
Mortgages held for sale             10,726       21,158    (10,432)  (49)%

Loans                            3,228,141    2,788,508    439,633     16%
 Allowance for credit losses       (43,730)     (40,995)    (2,735)     7%
- - --------------------------------------------------------------------------
Net loans                        3,184,411    2,747,513    436,898     16%

Other assets                       146,689      123,208     23,481     19%
- - --------------------------------------------------------------------------
 TOTAL ASSETS                   $4,706,114   $4,356,312   $349,802      8%
- - --------------------------------------------------------------------------
Noninterest-bearing deposits    $  459,873   $  451,620   $  8,253      2%
Interest-bearing deposits        3,353,166    3,112,695    240,471      8%
Short-term borrowings              213,876      196,752     17,124      9%
FHLB borrowings                    172,966      128,038     44,928     35%
Other liabilities                   91,378       54,676     36,702     67%
- - --------------------------------------------------------------------------
 TOTAL LIABILITIES               4,291,259    3,943,781    347,478      9%
- - --------------------------------------------------------------------------
SHAREHOLDERS' EQUITY               414,855      412,531      2,324      1%
- - --------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY          $4,706,114   $4,356,312   $349,802      8%
- - --------------------------------------------------------------------------

The growth in loans occurred throughout the commercial and consumer categories and was funded by a decline in investments and federal funds sold, as well as the increase in deposits. The loan growth can primarily be attributed to a slightly improved economy and the stabilization of interest rates from the end of 1994.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the three months ended March 31, 1995 and 1994 (in thousands):


                                      1995             1994         INCREASE/DECREASE

                                 AMOUNT  YIELD/            YIELD/            YIELD/
                                          RATE    AMOUNT    RATE    AMOUNT    RATE
- - ----------------------------------------------------------------------------------------

INTEREST INCOME                   $90,227  8.19%  $75,254    7.38%  $14,973    0.81
INTEREST EXPENSE                   39,032  4.23    28,341    3.34    10,691    0.89
- - ----------------------------------------------------------------------------------------
NET INTEREST INCOME               $51,195         $46,913           $ 4,282
INTEREST SPREAD                            3.96%             4.04%            (0.08)
IMPACT OF NONINTEREST FUNDS                0.67              0.56              0.11
- - ----------------------------------------------------------------------------------------
NET INTEREST MARGIN                        4.63%             4.60%             0.03
- - ----------------------------------------------------------------------------------------

*The change in net interest income included favorable variances in both volume and rates of $2,856 and $1,426, respectively.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Interest rates, which had risen significantly throughout 1994, began stabilizing in the first quarter of 1995. The higher interest rates improved earning asset yields but, at the same time, heightened competitive pressures on core funding sources.

The rise in interest rates, coupled with more recent increases in loan volumes, favorably influenced earning asset yields which totalled 8.19% for the first quarter of 1995 versus 7.38% in the same period of 1994. As a result, interest income increased from $75,254,000 for the first three months of 1994 to $90,227,000 for the same period in 1995.

On the funding side, the overall cost of funds of 4.23% for the first quarter of 1995 reflected a substantial increase over the 3.34% for the same period of 1994. As a result of the higher rates paid for deposits and the resultant growth in deposits, interest expense of $39,032,000 exceeded the expense of $28,341,000 for the first three months of 1994.

As a consequence of interest rate trends and growth levels achieved during the first three months of 1995, net interest income increased 9% from $46,913,000 in 1994 to $51,195,000 in 1995. Although net interest spread, or the difference between earning asset yields and the cost of funds dropped from 4.04% in 1994 to 3.96% in 1995, an increased contribution from noninterest funds in 1995 resulted in a net interest margin of 4.63%, and compared favorably to the 4.60% recorded in 1994.

NONINTEREST INCOME

Noninterest income for the first quarter of 1995 was $11,486,000 compared to $11,279,000 in 1994. Excluding the impact of securities gains, first quarter 1995 amounts reflected improvement of 7% over the comparable quarter in 1994. The increases occurred primarily in fee income from bank cards and merchant discounts and in mortgage banking activities.


NONINTEREST EXPENSES

Noninterest expenses grew from $35,416,000 for the first quarter of 1994 to $37,933,000 in 1995, an increase of $2,517,000, or 7%. Approximately 25% of the increase was attributable to the acquisition of American Savings Bank and resulting incremental costs.

Salary and benefit expenses rose slightly from $17,595,000 in the first quarter of 1994 to $18,363,000 for the same period of 1995. The increase of $768,000 or 4% was primarily due to normal merit increases. Keystone has continued its restructuring activities which commenced in late 1994 and expects to more fully realize the savings associated with those efforts throughout the remainder of 1995.

Furniture and equipment expense grew 16% from $2,614,000 in 1994 to $3,025,000 in 1995 due to increased depreciation associated with the fixed assets purchased in the American Savings Bank acquisition and due to continued technological investment in equipment.

Other expenses increased from $10,037,000 for the first quarter of 1994 to $11,151,000 during the same period in 1995, an increase of $1,114,000 or 11%. Increases occurred in bank card expense and corresponded with the aforementioned increase in bank card revenues. Increases were also noted in marketing expenses, due to increased television promotions, and in amortization from core deposit intangibles associated with the American Savings Bank acquisition.

ASSET QUALITY

Keystone's allowance for credit losses at March 31, 1995 was $43,109,000 compared to $42,440,000 at the end of 1994, as the allowance to loan ratio remained constant at 1.33%. The management of asset quality continues to be a priority within Keystone and is reflected in the reduced levels of total risk elements at March 31, 1995, which were $34,823,000 or 1.07% of total loans versus 1.19% at the end of 1994. Similarly, the annualized ratio of net loans charged off to average loans of .18% for the first quarter of 1995 was an improvement from Keystone's low historical trends.


The following table has been provided to compare nonperforming assets and total risk elements at March 31, 1995 to the balances at the end of 1994, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.


                                                                                         March 31, 1995   December 31, 1994
(dollars in thousands)

Nonaccrual loans                                                                             $18,885             $24,403
Troubled debt restructurings                                                                     123                 144
- - -----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                           19,008              24,547

Other real estate                                                                              6,646               5,870
- - -----------------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                                                          25,654              30,417

Loans past due 90 days or more                                                                 9,169               7,744
- - -----------------------------------------------------------------------------------------------------------------------------
Total risk elements                                                                          $34,823             $38,161
- - -----------------------------------------------------------------------------------------------------------------------------
Ratio to period-end loans:*

  Nonperforming assets                                                                           .79%                .95%
  90-days past due                                                                               .28%                .24
- - -----------------------------------------------------------------------------------------------------------------------------
Total risk elements                                                                             1.07%               1.19%
- - -----------------------------------------------------------------------------------------------------------------------------
Coverage Ratios:

  Ending allowance to nonper-
  forming loans                                                                                  227%                173%

  Ending allowance to risk elements**                                                            153%                131%

  Ending allowance to net charge-offs
  (annualized)                                                                                   7.5X                4.6X
- - -----------------------------------------------------------------------------------------------------------------------------

*  The denominator consists of period-end loans and ORE.
** Excludes ORE.

Effective January 1, 1995, Keystone adopted Financial Accounting Standards Board
(FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- - -- Income Recognition and Disclosures." Under this new standard, the credit loss for loans to which it applies is based on discounted cash flows using the loans interest rate or the fair value of the collateral for collateral dependent loans. Prior to the adoption of the new standard, cash flows were not discounted in estimating credit loss. Adoption of the new standard did not have a material impact on Keystone's financial condition or results of operation.

Based upon the evaluation of loan quality, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

Shareholders' Equity

Shareholders' equity at March 31, 1995 was $424,632,000 and reflected an increase of $16,858,000 from the capital base of $407,774,000 recorded at the end of 1994. This increase is attributable to first quarter profitability as well as increases in the market value of securities "available for sale". The amortized cost of "available for sale" securities exceeded the market value by $8,786,000 versus $16,262,000 at the end of 1994.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                 Regulatory Standards
                   March 31,   December 31,     "Well-         Minimum
                     1995          1994       Capitalized"   Requirements
Leverage ratio       9.14%         8.84%          5.00%           4.00%
"Tier 1" ratio      13.39%        12.96%          6.00%           4.00%
"Total" capital     14.64%        14.21%         10.00%           8.00%
 ratio


Asset/Liability Management


The process by which financial institutions manage their assets and liabilities under different interest rate environments is called asset/liability management. The two principal goals of asset/liability management are optimizing net interest margin and maintaining adequate liquidity.

The management of net interest margin entails appropriate monitoring and measurement of interest rate risk. Interest rate risk is evidenced by the change in net interest margin relative to changes in market interest rates. Keystone and its subsidiary banks utilize a variety of techniques to measure and manage interest rate risk, including periodic rate "shock" simulations, which measure the impact of dynamic changes in interest rates on net interest income. In addition to simulation techniques, Keystone also monitors its GAP position. GAP is defined as the volume difference between interest rate sensitive assets and liabilities. At March 31, 1995, the one-year GAP was 1.10% and reflected earning assets eligible for interest rate adjustment in excess of adjustable rate liabilities. Based on tests conducted in connection with the simulation techniques and the measurement of GAP, management has determined that all Keystone banks have acceptable levels of interest rate risk at March 31, 1995.

Liquidity management, which is the second goal of asset/liability management, is defined as Keystone's ability to meet maturing obligations and customer demands for funds. Liquidity is created by stable core deposits, a diversified mix of liabilities, strong credit perception, and the maintenance of significant assets convertible to cash without undue disruption to normal operations. Keystone actively manages liquidity and has developed reasonable contingency plans to ensure that liquidity remains adequate under a variety of business conditions.

Exhibit Index
- - -------------



Exhibit #        Description             Page #
- - ---------        -----------             ------

    27          Financial Data Schedule    13

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    March 12, 1995                               Carl L. Campbell
         --------------               --------------------------------------------------
                                      Carl L. Campbell, President and Chief
                                      Executive Officer

Date:    March 12, 1995                               Mark L. Pulaski
         --------------               --------------------------------------------------
                                      Mark L. Pulaski, Senior Executive Vice
                                      President, Chief Administrative Officer, and
                                      Chief Financial Officer

Date:    March 12, 1995                              Donald F. Holt
         --------------               --------------------------------------------------
                                      Donald F. Holt, Senior Vice President,
                                      Controller and Principal Accounting Officer
