Form 10-Q
period 1995-06-30
KEYSTONE FINANCIAL INC
filed 1995-08-14
CIK 717809

                                  FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ____________ to ______________

                         Commission File Number 0-11460

                            KEYSTONE FINANCIAL, INC.

           Pennsylvania                                   23-2289209
     (State of Incorporation)                      (IRS Employer I.D. No.)


                               ONE KEYSTONE PLAZA
                             FRONT & MARKET STREETS
                                 P.O. BOX 3660
                           HARRISBURG, PA  17105-3660
                    (Address of principal executive offices)
                                 (717) 233-1555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X       or  No
                                        ------------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($2 par value): 23,545,654 as of July 31, 1995.

                            KEYSTONE FINANCIAL, INC.
                                    INDEX


PART 1. FINANCIAL INFORMATION                                                        PAGE
Item 1. Financial Statements
Consolidated Statements of Condition - June 30, 1995 and December 31, 1994              3
Consolidated Statements of Income - Three months ended June 30, 1995 and 1994,          4
 and six months ended June 30, 1995 and 1994.
Consolidated Statements of Cash Flows - Six months ended June 30, 1995 and 1994.        5
Notes to Consolidated Financial Statements                                              6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
 of Operations                                                                          8

PART II.  OTHER INFORMATION
Items 1,2,3, and 5 have been omitted since they are not applicable to the registrant.
Item 4.  Submission of Matters to a Vote of Security Holders                           13

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits                                                                           14
(b) Reports on Form 8-K
The registrant did not file any reports on Form 8-K during the quarter ended June    N/A
 30, 1995.
Signatures                                                                             15



CONSOLIDATED STATEMENTS OF CONDITION
                                                       June 30, 1995   December 31, 1994
------------------------------------------------------------------------------------------
(in thousands)                                          (UNAUDITED)          (NOTE)
ASSETS
------------------------------------------------------------------------------------------
Cash and due from banks                                  $  172,038        $  181,953
Federal funds sold and other                                187,736            49,622
Investment securities available for sale                    585,716           755,795
Investment securities held to maturity
  (market values 1995-$382,051; 1994-$402,963)              379,344           418,402
Mortgages held for resale                                    14,818             9,189

Loans and Leases                                          3,283,331         3,193,405
Allowance for credit losses                                 (43,589)          (42,440)
------------------------------------------------------------------------------------------
Net Loans                                                 3,239,742         3,150,965

Premises and equipment                                       63,289            61,759
Other assets                                                 90,955            78,315
------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $4,733,638        $4,706,000
------------------------------------------------------------------------------------------
LIABILITIES
------------------------------------------------------------------------------------------
Noninterest-bearing deposits                             $  487,327        $  513,641
Interest-bearing deposits                                 3,368,050         3,314,342
------------------------------------------------------------------------------------------
Total Deposits                                            3,855,377         3,827,983

Fed Funds purchased and Security
  repurchase agreements                                     148,954           239,652
Other short-term borrowings                                  21,821            14,376
------------------------------------------------------------------------------------------
Total Short-Term Borrowings                                 170,775           254,028

FHLB borrowings                                             194,919           148,887
Long-term debt                                                4,929             6,054
Other Liabilities                                            71,190            61,274
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                         4,297,190         4,298,226
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding
Common stock: $2.00 par value,
  authorized 50,000,000; issued
  24,257,981 - 1995 and 24,051,077 - 1994                    48,516            48,102
Surplus                                                     110,389           106,812
Retained Earnings                                           305,698           291,948
Deferred KSOP benefit expense                                (2,000)           (2,250)
Treasury stock; shares 790,000 - 1995
  and 690,000 - 1994, at cost                               (23,464)          (20,576)
Net unrealized securities losses, net of tax                 (2,691)          (16,262)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                  436,448           407,774
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $4,733,638        $4,706,000
------------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended         Six Months Ended
                                                                                          June 30,                June 30,
                                                                                    1995         1994         1995        1994
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
----------------------------------------------------------------------------------------------------------------------------------
Loans and fees on loans                                                            $71,878      $57,415      $142,172     $112,608
Investments - taxable                                                               13,937       14,932        28,905       29,245
Investments - tax exempt                                                             2,146        2,115         4,304        4,820
Federal funds sold & other                                                           1,915          816         3,058        1,678
Mortgages held for resale                                                              225          344           420          786
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    90,101       75,622       178,859      149,137
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------
Deposits                                                                            36,287       26,148        70,172       51,546
Short-term borrowings                                                                2,251        1,546         4,866        2,905
FHLB borrowing                                                                       2,737        1,427         5,154        2,913
Long-term debt                                                                         103          114           218          212
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    41,378       29,235        80,410       57,576
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                 48,723       46,387        98,449       91,561
Provision for credit losses                                                          2,258        2,334         4,342        3,976
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                                       46,465       44,053        94,107       87,585
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Trust income                                                                         3,156        3,330         6,355        6,616
Service charges on deposit
  accounts                                                                           3,284        3,241         6,450        6,316
Mortgage banking                                                                     1,868          553         3,194        1,591
Fee income                                                                           2,883        2,207         5,730        4,510
Reinsurance income                                                                     559          614         1,082        1,163
Other income                                                                           261        1,899           654        2,316
Net gains - equity securities                                                           76          255           103          536
Net gains - debt securities                                                            278           53           283          383
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    12,365       12,152        23,851       23,431
NONINTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------------------

Salaries                                                                            15,039       14,178        29,991       28,479
Employee benefits                                                                    2,349        3,259         5,760        6,553
Occupancy expense (net)                                                              3,119        3,030         6,368        6,173
Furniture and equipment expense                                                      2,981        2,736         6,005        5,350
Deposit insurance                                                                    2,149        2,028         4,295        4,055
Other expense                                                                       11,920       11,035        23,071       21,072
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    37,557       36,266        75,490       71,682
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          21,273       19,939        42,468       39,334
Income tax expense                                                                   6,252        5,999        12,791       11,348
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $15,021      $13,940       $29,677      $27,986
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                           $0.64        $0.60         $1.27        $1.20
Average number of shares outstanding                                            23,465,047   23,374,726    23,448,250   23,399,111
Dividends                                                                            $0.34        $0.32         $0.68        $0.64
-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated  financial statements.



Consolidated Statements of Cash Flows(unaudited)
                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                      (in thousands)
                                                                                                  1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                                                     $ 29,677           $ 27,986
Adjustments to reconcile net income to
net cash provided by operating activities:

  Provision for credit losses                                                                     4,342              3,976
  Provision for depreciation & amortization                                                       5,601              4,624
  Deferred income taxes                                                                           4,991             (1,025)
  Sale of mortgages held for resale                                                              61,278             72,865
  Origination of mortgages held for resale                                                      (99,578)           (56,708)
  (Increase)decrease in interest receivable                                                       1,902               (472)
  Increase in interest payable                                                                    5,427              3,791
  Other                                                                                         (12,076)             5,679
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         1,564             60,716
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net decrease in interest-bearing deposits                                                        15,715              3,185
Available for sale securities:
   Sales                                                                                         77,260             36,627
   Maturities                                                                                   318,431            311,879
   Purchases                                                                                   (205,875)          (286,862)
Held to maturity securities:
   Maturities                                                                                    50,290             34,279
   Purchases                                                                                    (12,779)           (40,234)
Net increase in loans                                                                           (58,235)          (124,153)
Sales of loans                                                                                   15,160             26,388
Purchase of loans                                                                               (17,314)           (16,052)
Purchases of premises and equipment                                                              (6,476)            (4,132)
Other                                                                                              (273)              (379)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (Used by)
INVESTING ACTIVITIES                                                                            175,904             (59,454)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase in deposits                                                                         19,380             17,710
Net decrease in short-term borrowings                                                           (83,253)           (34,578)
Proceeds from FHLB Borrowings                                                                   128,352                ---
Repayments of FHLB Borrowings                                                                   (82,319)           (14,000)
Net increase(decrease) in long-term debt                                                         (1,125)             1,211
Acquisition of treasury stock                                                                    (2,888)            (8,927)
Cash dividends                                                                                  (15,942)           (15,459)
Other                                                                                             4,241              4,539
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                           (33,554)            49,504)
-----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                                                 143,914            (48,242)

Cash and cash equivalents at beginning of period                                                204,942            241,618
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $348,856            193,376
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Notes To Consolidated
Financial Statements

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation have been included, and such adjustments were of a normal recurring nature.

Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for 1995.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1994, as contained in the Annual Report to Shareholders.

IMPAIRED LOANS
--------------

Effective January 1, 1995, Keystone adopted Financial Accounting Standards Board
(FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures." Under this new standard, the credit loss for loans to which it applies is based on discounted cash flows using the loans interest rate or the fair value of the collateral for collateral dependent loans. Prior to the adoption of the new standard, cash flows were not discounted in estimating credit loss. Adoption of the new standard did not have a material impact on Keystone's financial condition or results of operation.

MORTGAGE SERVICING RIGHTS
-------------------------

Effective January 1, 1995, Keystone adopted Financial Accounting Standards Board
(FASB) Statement No. 122, "Mortgage Servicing Rights", which amended FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities." The new standard requires capitalization of mortgage servicing rights acquired through loan origination activities upon the sale or securitization of the mortgages with servicing rights retained. Under the old standard, only mortgage servicing rights acquired through a purchase transaction could be capitalized. Adoption of the new standard did not have a material impact on Keystone's financial condition or results of operation.

BUSINESS COMBINATIONS
---------------------

In January of 1995, Keystone announced the signing of a definitive agreement to acquire Shawnee Financial Services (Shawnee) for approximately $15 million, in a stock for stock exchange. Under the terms of the agreement, each outstanding share of Shawnee Common Stock will be converted into 6.25 shares of Keystone Common Stock. Shawnee, a bank holding company headquartered in Everett, Pennsylvania, has assets of approximately $75 million.

In July of 1995, Keystone announced the signing of a definitive agreement to acquire Martindale Andres (Martindale), a Philadelphia-area asset management firm. The acquisition of Martindale will result in the addition of $400 million in managed assets. Martindale will operate as a registered investment advisor and will not have a significant impact on Keystone's financial condition.

In July of 1995, Keystone also announced the signing of a definitive agreement to acquire National American Bancorp, Inc., (National), a bank holding company with assets of approximately $153 million. Under the terms of the agreement, approximately two shares of Keystone Common Stock will be exchanged for each of the approximately 578,000 shares of National Common Stock. As a result, the aggregate consideration for the transaction is approximately $35 million. The transaction will be accounted for under the pooling of interests method of accounting.

The above acquisitions are subject to shareholder and regulatory approval and are expected to be consummated in the remainder of 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

Keystone Financial, Inc. (Keystone) continued to report improved operating performance as net income for the first six months of 1995 reached $29,677,000 compared with $27,986,000 for the same period of 1994. Year-to-date earnings per share grew from $1.20 in 1994 to $1.27 in 1995, an increase of 6%. Return on average assets (ROA) and return on average equity (ROE) for the first six months of 1995 were 1.27% and 14.25%, respectively. Comparable 1994 performance included an ROA of 1.30% and an ROE of 13.75%.

Operating performance in the second quarter and first half of 1995 was influenced by growth in net interest income, improvement in noninterest revenues, and controlled growth of expenses. Growth in net interest income was achieved despite the effect of the reversal of certain loan fees that had been overaccrued in prior periods. This adjustment served to reduce the reported net interest margin for the six month period from 4.61% to 4.57%. Noninterest revenue growth was affected by increased mortgage banking activities and related to both increased demand and more effective delivery of these services through Keystone's specialized mortgage banking subsidiary. Noninterest expenses remained stable, and efforts to fully implement the consolidation of Keystone's loan and deposit operations are proceeding as planned.

Keystone's asset quality ratios continue to reflect the adequacy of the reserve for credit losses and low levels of problem credits. The ratio of the allowance for credit losses to loans remained at 1.33%, while the coverage of nonperforming loans provided by the allowance grew to 277%.

AVERAGE STATEMENT OF CONDITION

The quarterly average balance sheets for the six-months ended June 30, 1995 and 1994 were as follows:

                                Six Months Ended
                                    June 30,                   Change

                                      1995         1994     Volume        %
---------------------------------------------------------------------------
Cash and due from banks         $  149,932   $  147,374   $   2,558      2%
Federal funds sold and other       100,006       90,422       9,584     11%
Investments                      1,094,279    1,213,762    (119,483)  (10)%
Mortgages held for sale             11,773       19,061      (7,288)  (38)%

Loans                            3,248,108    2,813,507     434,601     15%
 Allowance for credit losses       (43,883)     (40,833)     (3,050)     7%
---------------------------------------------------------------------------

Net loans                        3,204,225    2,772,674     431,551     16%

Other assets                       142,136      123,456      18,680     15%
---------------------------------------------------------------------------
 TOTAL ASSETS                   $4,702,351   $4,366,749   $ 335,602      8%
---------------------------------------------------------------------------
Noninterest-bearing deposits    $  464,514   $  452,090   $  12,424      3%
Interest-bearing deposits        3,357,704    3,130,514     227,190      7%
Short-term borrowings              197,241      192,078       5,163      3%
FHLB borrowings                    176,013      123,145      52,868     43%
Other liabilities                   86,896       58,489      28,407     49%
---------------------------------------------------------------------------
 TOTAL LIABILITIES               4,282,368    3,956,316     326,052      8%
---------------------------------------------------------------------------
SHAREHOLDERS' EQUITY               419,983      410,433       9,550      2%
---------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY          $4,702,351   $4,366,749   $ 335,602      8%
---------------------------------------------------------------------------

The growth in loans occurred throughout the commercial and consumer categories and was funded by a decline in investments, deposit growth, and increased FHLB borrowings. Substantial loan growth occurred in installment credits and consumer leases.

Excluding the impact of the fourth quarter 1994 American Savings Bank acquisition, which was accounted for under the purchase method of accounting, loans, total assets and deposits increased 13%, 3%, and 3%, respectively, from the comparable period in 1994.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 1995 and 1994 (in thousands):


                                        1995                   1994             INCREASE/DECREASE
                                AMOUNT        YIELD/                  YIELD/                YIELD/
                                                RATE       AMOUNT      RATE       AMOUNT     RATE
--------------------------------------------------------------------------------------------------

INTEREST INCOME                $181,817       8.21%       $152,396       7.42%     $29,421     .79
INTEREST EXPENSE                 80,410       4.34          57,576       3.36       22,834    (.98)
--------------------------------------------------------------------------------------------------
NET INTEREST INCOME            $101,407                   $ 94,820                 $ 6,587    (.19)
INTEREST SPREAD                               3.87%                      4.06%
IMPACT OF NONINTEREST FUNDS                    .70                        .55                  .15
--------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                           4.57%                      4.61%                (.04)
--------------------------------------------------------------------------------------------------

*The change in net interest income included favorable variances in both volume and rates of $5,128,000 and $1,459,000, respectively.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Interest rates, which had risen significantly throughout 1994, stabilized in the first half of 1995. The higher interest rates improved earning asset yields but, to a greater extent, heightened competitive pressures on core funding sources.

The rise in interest rates, coupled with increases in loan volumes, favorably influenced earning asset yields which reached 8.21% for the first six months of 1995 versus 7.42% in the same period of 1994. As a result, interest income increased from $152,396,000 for the first six months of 1994 to $181,817,000 for the same period in 1995. During the second quarter of 1995, approximately $700,000 of loan fees were reversed that had been overaccrued in prior periods. This reversal reduced the yield on earning assets from 8.25% to the reported yield of 8.21%.

On the funding side, the overall cost of funds of 4.34% for the first six months of 1995 reflected a substantial increase over the 3.36% for the same period of 1994. Higher interest rates on time deposits led to both an overall growth in deposits and movement of funds from transaction accounts into the higher cost time deposits. As a result, interest expense of $80,410,000 exceeded the expense of $57,576,000 for the first six months of 1994.

As a consequence of interest rate trends and growth levels achieved during the first six months of 1995, net interest income increased 7% from $94,820,000 in 1994 to $101,407,000 in 1995. Net interest spread, or the difference between earning asset yields and the cost of funds, declined from 4.06% in 1994 to 3.87% in 1995. The increased contribution from noninterest funds in 1995 mitigated the impact of a compressed spread and resulted in a net interest margin of 4.57%, compared to the 4.61% recorded in 1994.

NONINTEREST INCOME

Noninterest income for the first six months of 1995 was $23,851,000 compared to $23,431,000 in 1994. Income in 1994 had included $1,200,000 related to the sale of Keystone's corporate trust operations. Excluding both the gain on the sale of corporate trust operations and securities gains, core noninterest income grew 9% for the first six months of 1995 compared to the same period in 1994. The growth occurred primarily from increases in mortgage banking volume and from fees associated with credit card activities . The increased income from mortgage banking was attributed to increased demand and more effective delivery of services through Keystone's specialized mortgage banking subsidiary.

NONINTEREST EXPENSES

Noninterest expenses grew from $71,682,000 for the first half of 1994 to $75,490,000 in 1995, an increase of $3,808,000, or 5%.

Salary expenses rose from $28,479,000 in the first half of 1994 to $29,991,000 for the same period of 1995. The increase of $1,512,000 or 5% was primarily due to normal merit increases. Average full-time equivalents have remained consistent with the comparable period of 1994, despite the impact of employees added in the American Savings acquisition. Keystone is continuing its restructuring activities which commenced in late 1994 and expects to more fully realize the savings associated with those efforts during the second half of 1995.

Employee benefit expenses decreased from $6,553,000 for the first six months in 1994 to $5,760,000 for the same period in 1995. The decrease of $793,000 or 12% is due in part to improved claims experience and the favorable impact of the final settlement during the quarter of claims estimates for 1994. Additionally, savings were achieved by eliminating pre-existing medical insurance plans of acquired banks and fully integrating the affected employees into Keystone's benefit plan.

Furniture and equipment expense grew 12% from $5,350,000 in 1994 to $6,005,000 in 1995 due to increased depreciation associated with the fixed assets purchased in the American Savings Bank acquisition and due to continued technological investment associated with back-office consolidation initiatives.

Other expenses increased from $21,072,000 for the first half of 1994 to $23,071,000 during the same period in 1995, an increase of $1,999,000 or 9%. Increases occurred in bank card expense corresponding with the aforementioned increase in bank card revenues. Growth also related to increased media promotions; core deposit intangible amortization associated with the American Savings Bank acquisition; and problem loan expenses from the sale of other real estate properties. Increases also occurred in directors expense due to a new fee plan adopted for 1995.

ASSET QUALITY

Keystone's allowance for credit losses at June 30, 1995 reached $43,589,000 compared to $42,440,000 at the end of 1994, as the allowance to loan ratio remained constant at 1.33%. The management of asset quality continues to be a priority within Keystone and is reflected in the reduced levels of total risk elements at June 30, 1995, which were $36,005,000 or 1.09% of total loans versus 1.19% at the end of 1994. Similarly, the annualized ratio of net loans charged-off to average loans of .20% for the first six months of 1995 was an improvement from .34% for the comparable period in 1994.

The following table has been provided to compare nonperforming assets and total risk elements at June 30, 1995 to the balances at the end of 1994, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                                                                            June 30, 1995     December 31, 1994
(dollars in thousands)
Nonaccrual loans                                                                                $15,651             $24,403
Troubled debt restructurings                                                                        108                 144
------------------------------------------------------------------------------------------------------------------------------------

 Nonperforming loans                                                                             15,759              24,547

Other real estate                                                                                 7,281               5,870
------------------------------------------------------------------------------------------------------------------------------------

  Nonperforming assets                                                                           23,040              30,417

Loans past due 90 days or more                                                                   12,965               7,744
------------------------------------------------------------------------------------------------------------------------------------

Total risk elements                                                                             $36,005             $38,161
====================================================================================================================================

Ratio to period-end loans:*

  Nonperforming assets                                                                              .70%                .95%
  90-days past due                                                                                  .39                 .24
------------------------------------------------------------------------------------------------------------------------------------

Total risk elements                                                                                1.09%               1.19%
====================================================================================================================================

Coverage Ratios:

  Ending allowance to nonperforming loans                                                           277%                173%

  Ending allowance to risk elements**                                                               152%                131%

  Ending allowance to net charge-offs (annualized)                                                 6.1X                4.6X
----------------------------------------------------------------------------------------------------------------------------

*  The denominator consists of period-end loans and ORE.
** Excludes ORE.

Effective January 1, 1995, Keystone adopted Financial Accounting Standards Board
(FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures." Under this new standard, the credit loss for loans to which it applies is based on discounted cash flows using the loans interest rate or the fair value of the collateral for collateral dependent loans. Prior to the adoption of the new standard, cash flows were not discounted in estimating credit loss. Adoption of the new standard did not have a material impact on Keystone's financial condition or results of operation.

Based upon the evaluation of loan quality, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

SHAREHOLDERS' EQUITY

Shareholders' equity at June 30, 1995 was $436,448,000 and reflected an increase of $28,674,000 from the capital base of $407,774,000 recorded at the end of 1994. This increase is attributable to the impact of retained earnings as well as the increase in the market value of securities "available for sale" from the end of 1994. The net unrealized losses on "available for sale" securities was reduced to $2,691,000 at June 30, 1995 versus $16,262,000 at the end of 1994 as declines in interest rates resulted in improved market values.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                 Regulatory Standards
                   June 30,   December 31,      "Well-         Minimum
                     1995         1994       Capitalized"   Requirements
Leverage ratio         9.17%          8.84%          5.00%           4.00%
"Tier 1" ratio        13.41%         12.96%          6.00%           4.00%
"Total" capital       14.65%         14.21%         10.00%           8.00%
 ratio


Asset/Liability Management

The process by which financial institutions manage their assets and liabilities under different interest rate environments is called asset/liability management. The two principal goals of asset/liability management are optimizing net interest margin and maintaining adequate liquidity.

The management of net interest margin entails appropriate monitoring and measurement of interest rate risk. Interest rate risk is evidenced by the change in net interest margin relative to changes in market interest rates. Keystone and its subsidiary banks utilize a variety of techniques to measure and manage interest rate risk, including periodic rate "shock" simulations, which measure the impact of dynamic changes in interest rates on net interest income. In addition to simulation techniques, Keystone also monitors its GAP position. GAP is defined as the volume difference between interest rate sensitive assets and liabilities, as expressed as a percentage of total assets. At June 30, the one-year GAP was 7.55% and reflected earning assets eligible for interest rate adjustment in excess of adjustable rate liabilities. Based on tests conducted in connection with the simulation techniques and the measurement of GAP, management has determined that all Keystone banks have acceptable levels of interest rate risk at June 30, 1995.

Liquidity management, which is the second principal goal of asset/liability management, is defined as Keystone's ability to meet maturing obligations and customer demands for funds. Liquidity is created by stable core deposits, a diversified mix of liabilities, strong credit perception, and the maintenance of significant assets convertible to cash without undue disruption to normal operations. Keystone actively manages liquidity and has developed reasonable contingency plans to ensure that liquidity remains adequate under a variety of business conditions.

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 11, 1995. Proxies were solicited by management pursuant to Regulation 14A under the Securities and Exchange Act of 1934. Nominees for the five director positions were elected. All other matters submitted to a vote of shareholders were also approved, and the shareholder vote thereon was as follows:


Election of Directors:              For          Withheld
---------------------               ---          --------

Carl L. Campbell                    18,258,182    140,744

Paul I. Detwiler, Jr.               18,240,644    158,262

Walter W. Grant                     18,259,386    139,540

Ronald C. Unterberger               18,251,820    147,160

G. William Ward                     18,259,432    139,494


                                                                          Broker
                                    For           Against  Abstaining  Non-Votes
                                    ---           -------  ----------  ---------

The ratification of the
appointment of Ernst & Young LLP    18,260,349     41,860      96,717
as independent auditors of the
Corporation for 1995.

Adoption of the 1995 Employee       16,053,611    711,401     242,731  1,391,183
Stock Purchase Plan

Adoption of the 1995 Nonemployee    15,305,678  1,506,935     334,564  1,251,749
Directors' Stock Option Plan

Adoption of the 1995 Management     15,663,127  1,174,993     308,920  1,251,886
Stock Purchase Plan.


For further information concerning these matters, refer to the definitive joint proxy statement/prospectus dated April 7, 1995 in the registrant's file, which is incorporated herein by reference.

Exhibit Index
-------------


Exhibit #    Description                Page #
---------    -----------                ------

    27       Financial Data Schedule      16

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 11, 1995                Carl L. Campbell
      ---------------                -----------------------------------------
                                     Carl L. Campbell, President and Chief
                                     Executive Officer

Date: August 11, 1995                Mark L. Pulaski
      ---------------                -----------------------------------------
                                     Mark L. Pulaski, Senior Executive Vice
                                     President, Chief Administrative Officer, and Chief Financial Officer

Date: August 11, 1995                Donald F. Holt
      ---------------                -----------------------------------------
                                     Donald F. Holt, Senior Vice President,
                                     Controller and Principal Accounting Officer