Form 10-Q
period 1995-09-30
KEYSTONE FINANCIAL INC
filed 1995-11-13
CIK 717809

                                     FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


                               ONE KEYSTONE PLAZA
                             FRONT & MARKET STREETS
                                 P.O. BOX 3660
                           HARRISBURG, PA  17105-3660
                    (Address of principal executive offices)
                                 (717) 231-1555
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X or  No
                       ----      -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock ($2 par value): 24,098,725 as of October 31, 1995.

                            KEYSTONE FINANCIAL, INC.
                                     INDEX

                                                                                    PAGE

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Condition - September 30, 1995 and December 31, 1994        3

Consolidated Statements of Income - Three months ended September 30, 1995 and          4
1994, and nine months ended September 30, 1995 and 1994.

Consolidated Statements of Cash Flows - Nine months ended September 30, 1995 and       5
1994.

Notes to Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                          8

PART II.  OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable to the registrant.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits                                                                         14

 (b) Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended         N/A
September 30, 1995.

Signatures                                                                            15


CONSOLIDATED STATEMENTS OF CONDITION


                                                  September 30,  December 31,
                                                     1995           1994
-----------------------------------------------------------------------------
(in thousands)                                     (UNAUDITED)     (NOTE)
ASSETS
-----------------------------------------------------------------------------
Cash and due from banks                             $  159,870   $  181,953
Federal funds sold and other                           210,087       49,622
Investment securities available for sale               687,542      755,795
Investment securities held to maturity
  (market values 1995-$368,574; 1994-$402,963)         365,444      418,402
Assets held for resale                                  19,126        9,189

Loans and leases                                     3,243,618    3,193,405
Allowance for credit losses                            (43,303)     (42,440)
-----------------------------------------------------------------------------
Net Loans                                            3,200,315    3,150,965

Premises and equipment                                  63,462       61,759
Other assets                                           102,008       78,315
-----------------------------------------------------------------------------
TOTAL ASSETS                                        $4,807,854   $4,706,000
=============================================================================
LIABILITIES
-----------------------------------------------------------------------------
Noninterest-bearing deposits                        $  469,313   $  513,641
Interest-bearing deposits                            3,378,977    3,314,342
-----------------------------------------------------------------------------
Total Deposits                                       3,848,290    3,827,983

Fed Funds purchased and security
  repurchase agreements                                221,935      239,652
Other short-term borrowings                             19,797       14,376
-----------------------------------------------------------------------------
Total Short-Term Borrowings                            241,732      254,028

FHLB borrowings                                        175,070      148,887
Long-term debt                                           4,491        6,054
Other liabilities                                       91,057       61,274
-----------------------------------------------------------------------------
TOTAL LIABILITIES                                    4,360,640    4,298,226
SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding
Common stock: $2.00 par value,
  authorized 50,000,000; issued
  24,385,637 - 1995 and 24,051,077 - 1994               48,772       48,102
Surplus                                                113,364      106,812
Retained earnings                                      313,110      291,948
Deferred KSOP benefit expense                           (1,875)      (2,250)
Treasury stock; shares 801,000 - 1995
  and 690,000 - 1994, at cost                          (23,805)     (20,576)
Net unrealized securities losses, net of tax            (2,352)     (16,262)
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                             447,214      407,774
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $4,807,854   $4,706,000
=============================================================================

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

CONSOLIDATED STATEMENTS OF INCOME  (in thousands, except per share data)

-------------------------------------------------------------------------------------------
                                            Three Months Ended        Nine months Ended
                                               September 30,             September 30,
                                             1995         1994         1995           1994
-------------------------------------------------------------------------------------------
INTEREST INCOME
-------------------------------------------------------------------------------------------
Loans and fees on loans                     72,153       $61,334     $214,325      $173,942
Investments - taxable                       13,464        14,541       42,369        43,786
Investments - tax exempt                     2,056         2,194        6,360         7,014
Federal funds sold & other                   2,965         1,033        6,023         2,711
Assets held for resale                         788           175        1,208           961
-------------------------------------------------------------------------------------------
                                            91,426        79,277      270,285       228,414
-------------------------------------------------------------------------------------------
INTEREST EXPENSE
-------------------------------------------------------------------------------------------
Deposits                                    37,178        28,221      107,350        79,767
Short-term borrowings                        2,583         1,653        7,449         4,558
FHLB borrowings                              3,003         1,568        8,157         4,481
Long-term debt                                 166           212          384           424
-------------------------------------------------------------------------------------------
                                            42,930        31,654      123,340        89,230
-------------------------------------------------------------------------------------------
NET INTEREST INCOME                         48,496        47,623      146,945       139,184
Provision for credit losses                  2,160         2,070        6,502         6,046
-------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES               46,336        45,553      140,443       133,138
-------------------------------------------------------------------------------------------
NONINTEREST INCOME
-------------------------------------------------------------------------------------------
Trust income                                 2,831         2,799        9,186         9,415
Service charges on deposit accounts          3,269         3,116        9,719         9,432
Secondary market activity                    2,937         1,255        6,131         2,846
Fee income                                   3,329         2,575        9,059         7,085
Reinsurance income                             460           651        1,542         1,814
Other income                                   286           596          940         2,912
Net gains - equity securities                    1            10          104           546
Net gains - debt securities                      5           (95)         288           288
-------------------------------------------------------------------------------------------
                                            13,118        10,907       36,969        34,338
NONINTEREST EXPENSE
-------------------------------------------------------------------------------------------
Salaries                                    15,260        18,705       45,251        47,184
Employee benefits                            2,618         3,331        8,378         9,884
Occupancy expense (net)                      3,209         3,022        9,577         9,195
Furniture and equipment expense              3,065         3,024        9,070         8,374
Deposit insurance                              142         1,963        4,437         6,018
Other expense                               12,512        13,974       35,583        35,046
-------------------------------------------------------------------------------------------
                                            36,806        44,019      112,296       115,701
-------------------------------------------------------------------------------------------
Income before income taxes                  22,648        12,441       65,116        51,775
Income tax expense                           7,215         3,203       20,006        14,551
-------------------------------------------------------------------------------------------
NET INCOME                                 $15,433        $9,238      $45,110       $37,224
-------------------------------------------------------------------------------------------
PER SHARE DATA
-------------------------------------------------------------------------------------------
Net income                                   $0.65         $0.40        $1.92         $1.60
Average number of shares
 outstanding                            23,568,450    23,287,086   23,488,757    23,395,005
Dividends                                    $0.34         $0.32        $1.02         $0.96
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows(unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                            1995          1994
                                                              (in thousands)
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                 $45,110        $37,224
Adjustments to reconcile net income to
 net cash provided by operating activities:

  Provision for credit losses                                6,502          6,046
  Provision for depreciation & amortization                  8,972          7,042
  Deferred income taxes                                      7,506            451
  Sale of assets held for resale                           116,682         97,380
  Origination of assets held for resale                   (113,117)       (90,939)
  (Increase)/decrease in interest receivable                 1,344         (1,112)
  Increase in interest payable                              11,455         14,310
  Other                                                    (18,828)         9,077
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   65,626         79,479
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net decrease in interest-earning deposits                    5,761         10,792
Available for sale securities:
   Sales                                                    85,164         75,722
   Maturities                                              430,275        424,948
   Purchases                                              (428,088)      (427,669)
Held to maturity securities:
   Maturities                                               82,077         59,085
   Purchases                                               (30,878)       (71,341)
Net increase in loans                                      (68,737)      (249,663)
Sales of loans                                              19,272         33,807
Purchase of loans                                          (19,756)       (16,052)
Purchases of premises and equipment                         (9,680)        (7,197)
Other                                                           56           (275)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY (Used by)
 INVESTING ACTIVITIES                                       65,466       (167,843)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase in deposits                                    20,307        109,180
Net decrease in short-term borrowings                      (12,296)       (38,770)
Proceeds from FHLB Borrowings                              133,352         29,443
Repayments of FHLB Borrowings                             (107,169)       (14,000)
Net increase(decrease) in long-term debt                    (1,563)           638
Acquisition of treasury stock                               (3,229)       (11,844)
Cash dividends                                             (23,948)       (22,915)
Other                                                        7,597          5,708
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   13,051         57,440
-------------------------------------------------------------------------------------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS            144,143        (30,924)

Cash and cash equivalents at beginning of
 period                                                    204,942        241,618
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $349,085       $210,694
-------------------------------------------------------------------------------------

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


       Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for 1995.

       For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1994, as contained in the Annual Report to Shareholders.

       IMPAIRED LOANS
       --------------

       Effective January 1, 1995, Keystone adopted Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under this new standard, the credit loss for loans to which it applies is based on discounted cash flows using the loans interest rate or the fair
                ----------
       value of the collateral for collateral dependent loans. Prior to the adoption of the new standard, cash flows were not discounted in estimating credit loss. Adoption of the new standard did not have a material impact on Keystone's financial condition or results of operation.


       Mortgage Servicing Rights
       -------------------------

       Effective January 1, 1995, Keystone adopted Financial Accounting Standards Board (FASB) Statement No. 122, "Mortgage Servicing Rights", which amended FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities." The new standard requires capitalization of mortgage service rights acquired through loan origination activities. Under the prior standard, only mortgage servicing rights acquired through a purchase transaction could be capitalized. Adoption of the new standard did not have a material impact on Keystone's financial condition or results of operation.

       Business Combinations
       ---------------------

       On October 10, 1995, Keystone completed its previously announced acquisition of Shawnee Financial Services Corporation (Shawnee) for approximately $15.9 million, in a stock for stock exchange. Under the terms of the agreement, each of the approximately 80,200 outstanding shares of Shawnee Common Stock was converted into 6.25 shares of Keystone Common Stock. Shawnee, a bank holding company headquartered in Everett, Pennsylvania, had assets approximating $70 million. This transaction was accounted for under the pooling of interests method of accounting.


       In July of 1995, Keystone announced the signing of a definitive agreement to acquire Martindale Andres (Martindale), a Philadelphia-area asset management firm. The acquisition of Martindale will result in the addition of $250 million in managed assets. Martindale will be a separate subsidiary of Keystone and operate as a registered investment advisor.

       In July of 1995, Keystone announced the signing of a definitive agreement to acquire National American Bancorp, Inc., (National) a bank holding company with assets of approximately $150 million. Under the terms of the agreement, approximately two shares of Keystone Common Stock will be exchanged for each of the approximately 579,000 shares of National Common Stock. As a result, the aggregate consideration for the transaction is approximately $35 million. The transaction will be accounted for under the pooling of interests method of accounting.

       Both the Martindale and National acquisitions are subject to regulatory approval and are expected to be consummated late in 1995 or early in 1996.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS

       SUMMARY

       Keystone Financial, Inc. (Keystone) reported an increase in third quarter performance as income for the period grew to $15,433,000 or $0.65 per share compared to $9,238,000 or $0.40 per share in the comparable period of 1994. Return on average assets and return on average equity for the third quarter were 1.28% and 13.91%, respectively. In comparing these results, it should be noted that earnings for the third quarter of 1994 included merger and restructuring charges that resulted in an after-tax impact of $5 million or $0.21 per share. Absent these 1994 charges, third quarter 1995 earnings per share would have increased by 6.5% compared to adjusted third quarter 1994 results.

       Performance for the first nine months of 1995 produced net income of $45,110,000 or $1.92 per share compared to $37,224,000 or $1.60 per share for the comparable period of 1994. Excluding the impact of the above mentioned charges on 1994 results, performance during the first nine months ended September 30, 1995 reflected a 6.1% increase over adjusted 1994 results.

       Results in the third quarter of 1995 were affected by a declining net interest margin, improved noninterest revenue, and the favorable effect of the FDIC insurance premium refund. Net interest income grew only 1% from 1994 despite loan growth. Margin was affected by competitive pricing pressures on asset generation; increased funding costs attributable, in part, to disintermediation within the funding base; and by the final adjustment of previously accrued loan fees. The loan fee adjustment reduced quarterly margin from 4.44% to 4.37%. Noninterest revenues grew 20% primarily due to secondary market activity, including the gain on the sale of securitized indirect automobile loans. The FDIC premium refund improved third quarter results by $0.06 per share.

       Asset quality measures, including the allowance for credit losses to loans and relative levels of risk elements, remained constant with historical trends. The allowance-to-loan ratio was at 1.34% at the end of September while the coverage of the allowance to nonperforming loans improved from 227% at December 31, 1994, to 274% at September 30, 1995.

       AVERAGE STATEMENT OF CONDITION

       The average balance sheets for the nine-months ended September 30, 1995 and 1994 were as follows:


                                    Nine Months Ended
                                      September 30,           Change

                                    1995         1994       Volume      %
---------------------------------------------------------------------------
Cash and due from banks         $  151,107   $  150,204   $     903      1%
Federal funds sold and other       133,251       71,759      61,492     86%
Investments                      1,068,899    1,197,193    (128,294)  (11)%
Assets held for resale              21,350       15,872       5,478     35%

Loans                            3,253,551    2,855,824     397,727     14%
 Allowance for credit losses       (44,039)     (40,784)     (3,255)     8%
---------------------------------------------------------------------------
Net loans                        3,209,512    2,815,040     394,472     14%

Other assets                       144,338      134,620       9,718      7%
---------------------------------------------------------------------------
 TOTAL ASSETS                   $4,728,457   $4,384,688   $ 343,769      8%
---------------------------------------------------------------------------
Noninterest-bearing deposits    $  469,101   $  457,111   $  11,990      3%
Interest-bearing deposits        3,363,682    3,151,376     212,306      7%
Short-term borrowings              202,403      186,028      16,375      9%
FHLB borrowings                    180,177      123,888      56,289     45%
Other liabilities                   84,838       59,481      25,357     43%
---------------------------------------------------------------------------
 TOTAL LIABILITIES               4,300,201    3,977,884     322,317      8%
---------------------------------------------------------------------------
SHAREHOLDERS' EQUITY               428,256      406,804      21,452      5%
---------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY          $4,728,457   $4,384,688   $ 343,769      8%
---------------------------------------------------------------------------

       Investment balances declined 11% during the nine months ended September 30, 1995, and were affected by both scheduled maturities and the need for liquidity associated with loan growth. Lower long-term reinvestment rates, as reflected in a flatter yield curve, provided little incentive to extend investment maturities and resulted in higher short-term investment balances.

       Growth in loans continued throughout the commercial and consumer categories and was funded by the decline in investments, deposit growth, and increased FHLB borrowings. The most notable growth occurred in installment credits and consumer leases.

       The increase in other liabilities can primarily be attributed to deferred taxes and security deposits from leasing activities and higher levels of accrued interest.

       Excluding the impact of the fourth quarter 1994 American Savings Bank acquisition, which was accounted for under the purchase method of accounting, loans, total assets and deposits increased 11%, 3%, and 3%, respectively, from the comparable period in 1994.

       NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the nine months ended September 30, 1995 and 1994 (in thousands):


                                        1995                        1994             INCREASE/DECREASE
                                AMOUNT         YIELD/                    YIELD/                   YIELD/
                                                RATE          AMOUNT       RATE     AMOUNT          RATE
---------------------------------------------------------------------------------------------------------

INTEREST INCOME                $274,591         8.19%          $233,240    7.49%    $41,351          .70

INTEREST EXPENSE                123,340         4.40             89,230    3.44      34,110          .96
---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME            $151,251                        $144,010             $ 7,241*
INTEREST SPREAD                                 3.79%                      4.05%                    (.26)
IMPACT OF NONINTEREST FUNDS                      .71                         .57                     .14
---------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                             4.50%                       4.62%                   (.12)
---------------------------------------------------------------------------------------------------------

*The change in net interest income consisted primarily of favorable volume variances.

       Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Interest rates, which had risen significantly throughout 1994, stabilized in 1995. The higher interest rates improved earning asset yields but, to a greater extent, heightened competitive pressures on core funding sources.

       The rise in interest rates, coupled with increases in loan volumes, favorably influenced earning asset yields, which reached 8.19% for the first nine months of 1995 versus 7.49% in the same period of 1994. As a result, interest income increased from $233,240,000 for the first three quarters of 1994 to $274,591,000 for the same period in 1995. During the second and third quarters of 1995, approximately $1,600,000 of loan fees were reversed that had been overaccrued in prior periods. This reversal reduced the yield on earning assets from 8.24% to the reported yield of 8.19%.

       On the funding side, the overall cost of funds of 4.40% for the first nine months of 1995 reflected a substantial increase over the 3.44% for the same period of 1994. Higher interest rates on time deposits led to some growth in deposits and disintermediation of funds, primarily from transaction accounts into higher cost variable rate CDs. As a result, interest expense of $123,340,000 exceeded the expense of $89,230,000 for the first three quarters of 1994.

       Despite the constriction of margin due to interest rate trends, competitive pressures and the loan fee adjustment, balance sheet growth led to an increase in net interest income of $7,241,000 or 5%. Net interest spread, or the difference between earning asset yields and the cost of funds, declined from 4.05% in 1994 to 3.79% in 1995. The increased contribution from noninterest funds in 1995 resulted in a net interest margin of 4.50%, compared to the 4.62% recorded in 1994.

       NONINTEREST INCOME

       Noninterest income for the first three quarters of 1995 was $36,969,000 compared to $34,338,000 in 1994. Income in 1994 had included $1,200,000 related to the sale of Keystone's corporate trust operations. Excluding both the gain on the sale of corporate trust operations and securities gains, noninterest income grew 13% for the first nine months of 1995 compared to the same period in 1994. The growth occurred primarily from secondary market activity, including the gain on the sale of securitized indirect automobile loans and mortgage banking activity. Notable increases also occurred in fees associated with credit card activities.

       NONINTEREST EXPENSES

       Noninterest expenses decreased from $115,701,000 for the first nine months of 1994 to $112,296,000 in 1995. The decrease amounted to $3,405,000 or 3%. 1995 year-to-date expenses were favorably impacted by the FDIC premium refund while 1994 expenses were unfavorably impacted by merger and restructuring charges. Restated to exclude these items, year-to-date noninterest expense increased approximately $5,595,000 or 5% in part due to the fouth quarter 1994 acquisition of American Savings Bank which was accounted for under the purchase method of accounting.

       A comparison of adjusted noninterest expense is as follows (in thousands):

                              Adjusted year-to-date
                              Noninterest Expenses        Change
                              ---------------------   --------------
                              1995 (1)     1994 (2)    Amount    %
                             -----------  ----------  --------  ----
       Salaries                $ 45,251    $ 43,484   $ 1,767     4
       Benefits                   8,378       9,634    (1,256)  (13)
       Occupancy                  9,577       9,195       382     4
       Furniture & Equipment      9,070       8,374       696     8
       Deposit Insurance          6,437       6,018       419     7
       Other                     35,583      31,996     3,587    11
                               --------    --------   -------   ---
                               $114,296    $108,701   $ 5,595     5
                               ========    ========   =======   ===

       (1) Adjusted for $2 million FDIC premium refund
       (2) Adjusted for $4.5 million merger expenses and $2.5 million restructuring accruals.

       The 4% increase in adjusted salary expenses was primarily due to normal merit increases and the fourth quarter 1994 addition of American Savings Bank (ASB).

       The 13% decrease in employee benefits, as adjusted, is due in part to improved claims experience and the favorable impact to 1995 expense of the final settlement of claims estimates for 1994. Additionally, savings were achieved by eliminating pre-existing medical insurance plans of acquired banks and fully integrating employees into Keystone's benefit plan.

       The 8% increase in furniture and equipment expense is due to increased depreciation associated with the fixed assets purchased in the ASB acquisition and to continued technological investment associated with back-office consolidation initiatives.

       Excluding the FDIC premium refund received in the third quarter of 1995, deposit insurance increased $419,000 or 7% due to deposits acquired in the ASB transaction. During the third quarter, the FDIC determined that the Bank Insurance Fund had reached its recapitalization target in May, 1995, resulting in a refund of excess premiums paid from June through September of 1995. Prospectively, premiums have been reduced from $0.23 to $0.04 per $100 of deposits, based upon Keystone's well-capitalized position. The impact of reduced FDIC insurance premiums is expected to reduce annual premium expense by approximately 75%.

       The 11% increase in other expenses as adjusted occurred in bank card expense, corresponding with the aforementioned increase in bank card revenues; marketing, due to increased media promotions; core deposit intangible and goodwill amortization associated with the ASB acquisition; and problem loan expenses from the sale of other real estate properties. Increases also occurred in directors expense due to amendments to the fee plan adopted for 1995.

       ASSET QUALITY

       Keystone's allowance for credit losses at September 30, 1995 reached $43,303,000 compared to $42,440,000 at the end of 1994, as the allowance to loan ratio increased slightly from 1.33% to 1.34%. The annualized ratio of net loans charged-off to average loans of .20% for the first three quarters of 1995 was an improvement from 1994's comparable ratio of .30%. While the ratio of total risk elements to loans at September 30, 1995 was consistent with year-end 1994, decreases in nonperforming loans were offset by increases in loans 90 days past due. The reduction in nonperforming loans was due to the payoff of several significant loans as well as the movement of a limited number of loans to other real estate. The increase in loans 90 days past due occurred primarily as a result of an increase in the number of residential mortgages and commercial real estate migrating to this category.

       The following table has been provided to compare nonperforming assets and total risk elements at September 30, 1995 to the balances at the end of 1994, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                                 9/30/95    12/31/94
                                                --------   ---------
       (dollars in thousands)

       Nonaccrual loans                         $ 15,695   $  24,403
       Troubled debt restructurings                  102         144
       -------------------------------------------------------------
       Nonperforming loans                        15,797      24,547

       Other real estate                           9,288       5,870
       -------------------------------------------------------------
       Nonperforming assets                       25,085      30,417

       Loans past due 90 days or more             13,579       7,744
       -------------------------------------------------------------
       Total risk elements                      $ 38,664   $  38,161
       =============================================================
       Ratio to period-end loans:*

         Nonperforming assets                        .77%        .95%
         90-days past due                            .42%        .24
       -------------------------------------------------------------
       Total risk elements                          1.19%       1.19%
       =============================================================
       Coverage Ratios:

         Ending allowance to nonperforming
         loans                                       274%        173%

         Ending allowance to risk elements**         147%        131%

         Ending allowance to net charge-offs
         (annualized)                               6.7X        4.6X
       -------------------------------------------------------------

       *  The denominator consists of period-end loans and ORE.
       ** Excludes ORE.

       Based upon the evaluation of loan quality, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

       Shareholders' Equity
       --------------------

       Shareholders' equity at September 30, 1995 was $447,214,000 and reflected an increase of $39,440,000 from the capital base of $407,774,000 recorded at the end of 1994. This increase is attributable to the impact of retained earnings and improvement in the market values of securities "available for sale", offset by the impact of treasury stock purchases.

       Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                   Regulatory Standards
                                                   --------------------
                                                    "Well-        Minimum
                          9/30/95    12/31/94    Capitalized"   Requirements
                          -------    --------    -----------    ------------
       Leverage ratio        9.15%      8.84%          5.00%           4.00%

       "Tier 1" ratio       13.45%     12.96%          6.00%           4.00%

       "Total" capital      14.70%     14.21%         10.00%           8.00%
         ratio


       Asset/Liability Management

       The process by which financial institutions manage their assets and liabilities under different interest rate environments is called asset/liability management. The two principal goals of asset/liability management are optimizing net interest income and maintaining adequate liquidity.

       The management of net interest income entails appropriate monitoring and measurement of interest rate risk. Interest rate risk is evidenced by the change in net interest income relative to changes in market interest rates. Keystone and its subsidiary banks utilize a variety of techniques to measure and manage interest rate risk, including periodic rate "shock" simulations, which measure the impact of dynamic changes in interest rates on net interest income. In addition to simulation techniques, Keystone also monitors its GAP position. GAP is defined as the volume difference between interest rate sensitive assets and liabilities. At September 30, the one-year GAP was 9.87% and reflected earning assets eligible for interest rate adjustment in excess of adjustable rate liabilities. Based on tests conducted in connection with the simulation techniques and the measurement of GAP, management has determined that all Keystone banks have acceptable levels of interest rate risk at September 30, 1995.

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

                                    Carl L. Campbell
Date: November 10, 1995             -------------------------------------
      -----------------             Carl L. Campbell, President and Chief
                                    Executive Officer

                                    Mark L. Pulaski
Date: November 10, 1995             -------------------------------------
      -----------------             Mark L. Pulaski, Senior Executive Vice
                                    President, Chief Administrative Officer, and Chief Financial Officer

                                    Donald F. Holt
Date: November 10, 1995             --------------------------------------
      -----------------             Donald F. Holt, Senior Vice President,
                                    Controller and Principal Accounting Officer