Form 10-K405
period 1995-12-31
KEYSTONE FINANCIAL INC
filed 1996-03-28
CIK 717809

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

  (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995
                                       OR
  ( )  Transition report pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 for the transition
                   period from _____________to______________

--------------------------------------------------------------------------------
                         Commission File Number 0-11460
                            KEYSTONE FINANCIAL, INC.
            Pennsylvania                                 23-2289209
         (State of Incorporation)                (IRS Employer ID No.)
                                 P.O. Box 3660
                               One Keystone Plaza
                            Front and Market Streets
                           Harrisburg, PA  17105-3660
                           Telephone: (717) 233-1555

--------------------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act: Common Stock, $2.00 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996:

Common Stock $2.00 Par Value -- $744,738,734

The number of shares outstanding of the registrant's class of common stock as of February 29, 1996:

Common Stock $2.00 Par Value --  25,319,400

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholder report for the year ended December 31, 1995, are incorporated by reference into Parts I and II and portions of the Proxy Statement of Keystone Financial, Inc. for the annual shareholders meeting to be held on May 15, 1996, are incorporated by reference into Part III.


                            FORM 10-K INDEX

PART I                                                                          PAGE
------                                                                          ----
Item 1              Business                                                      3

Item 2              Properties                                                   11

Item 3              Legal Proceedings                                            12

Item 4              Submission of Matters to a Vote of Security
                    Holders                                                     Not
                                                                             Applicable

PART II
-------

Item 5              Market for Registrant's Common Equity and
                    Related Stockholder Matters                                  13

Item 6              Selected Financial Data                                      13

Item 7              Management's Discussion and Analysis of Financial
                    Condition and Results of Operation                           13

Item 8              Financial Statements and Supplementary Data                  13

Item 9              Changes in and Disagreements with Accountants on            Not
                    Accounting and Financial Disclosure                      Applicable

PART III
--------

Item 10             Directors and Executive Officers of the Registrant           14

Item 11             Executive Compensation                                       14

Item 12             Security Ownership of Certain Beneficial Owners and          14
                    Management

Item 13             Certain Relationships and Related Transactions               14

PART IV
-------

Item 14             Exhibits, Financial Statement Schedules and Reports          15
                    on Form 8-K

                                    PART I

ITEM 1 - BUSINESS

Introduction

Keystone Financial, Inc. (Keystone) is the seventh largest banking corporation headquartered in the state of Pennsylvania, with assets of $5.1 billion and five banking subsidiaries operating in twenty-seven Pennsylvania counties, two Maryland counties and one county in West Virginia.

Organized under the laws of Pennsylvania, Keystone was formed in 1984 as a result of mergers between predecessor bank holding companies. As of the date of this filing, Keystone's banking subsidiaries are Mid-State Bank and Trust Company, Northern Central Bank, Pennsylvania National Bank and Trust Company, The Frankford Bank, N.A., and American Trust Bank, N.A.

Nonbanking subsidiaries of the parent include Keystone Financial Unlimited, Keystone Brokerage, Inc., Keystone Investment Services, Inc., Keystone Financial Mortgage Corporation, Keystone Financial Life Insurance Company, Key Trust Company, Martindale Andres & Co., and two community development corporations:
Keystone Financial Community Development Corporation I, Inc. and Keystone CDC, Inc. Second tier subsidiaries include Keystone Financial Leasing Corporation, a subsidiary of Frankford Bank, and LBCMD Corporation, a subsidiary of American Trust Bank. All subsidiaries are wholly-owned. At December 31, 1995, Keystone and its subsidiaries had 2,376 full-time equivalent employees.

Keystone and its subsidiaries do not have any portion of their business dependent upon a single or a limited number of customers, the loss of which would have a material adverse effect on their business; no portion of their assets are concentrated within a single industry or group of related industries. The businesses of Keystone are not seasonal in nature. For a description of the nature of Keystone's business, refer to the section entitled "Nature of Operations" contained within Exhibit 13.1.

Keystone's stock is traded in the over-the-counter market under the symbol of KSTN and is included in the National Market System of NASDAQ.

During 1995, Keystone completed its merger with Shawnee Financial Services Corporation, which included merging its banking subsidiary, The Everett Bank, into Mid-State Bank and Trust Company. Keystone also completed its merger with National American Bancorp, which included merging The First National Bank of Bradford County into Northern Central Bank. In late 1995, Keystone also acquired Martindale Andres & Company, an investment management company, which now operates as a separate subsidiary of Keystone, and merged American Trust Bank and American Trust Bank of West Virginia (both pre-existing fully-owned subsidiaries) to form American Trust Bank, N.A. The total assets added to Keystone in 1995 due to mergers and acquisitions approximated $230 million. This activity is more fully described in the Notes to the Financial Statements section under the caption "Mergers and Acquisitions" within
Exhibit 13.1.

Legislation and Competition

Changes in banking legislation since 1982 have increased the competition experienced by banks and bank holding companies and expanded the opportunities to grow geographically and offer new types of financial services. Amendments to the Pennsylvania Banking Code in 1982 provided for the phased elimination of geographical branching restrictions for Pennsylvania banks and for the phased elimination of limitations on the number of Pennsylvania banks a bank holding company could own. In 1986, the Pennsylvania Banking Code was further amended to provide for the phased implementation of reciprocal interstate banking, limited initially to an eight-state region. Effective March 4, 1990, Pennsylvania state-chartered and national banks may, subject to regulatory approvals, establish or acquire branch offices anywhere in the state, and there is no numerical limit on the number of Pennsylvania banks a bank holding company may own. Also effective March 4, 1990, a bank holding company located in any state or the District of Columbia could acquire a Pennsylvania bank or bank holding company. Prior to the September 29, 1995 effective date of the federal Interstate Banking and Branch Efficiency Act discussed below, this latter provision was subject to a reciprocity requirement.

The federal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") can be expected to provide further impetus to interstate mergers and acquisitions of banking organizations. Effective September 29, 1995, the Interstate Act permits bank holding companies in any state to acquire bank holding companies or banks located in any other state. States may not opt out of this provision but may prohibit the acquisition of banks less than five years old. Effective June 1, 1997, banks located in different states may merge, and bank holding companies with subsidiary banks in more than one state may merge them to form interstate branch networks. States may permit interstate bank mergers prior to this date or may opt out of this provision altogether. They may also prohibit de novo interstate branching or interstate acquisitions of branches without acquiring the entire bank. In July 1995, Pennsylvania enacted amendments to the Pennsylvania Banking Code intended, effective immediately, to permit Pennsylvania banks to engage in interstate mergers, to permit Pennsylvania banks to establish de novo branches in other states and, subject to a reciprocity requirement, to permit out-of-state banks to establish denovo branches in Pennsylvania. At least until June 1, 1997, an interstate merger involving a Pennsylvania bank and interstate branching by a Pennsylvania bank or by an out-of-state bank into Pennsylvania will also require authorizing legislation by the state in which the out-of-state bank or branch is located. The Interstate Act will necessitate some further adjustments and clarifications in the state banking laws of Pennsylvania and other states, particularly as regards the powers, examination and supervision of state-chartered banks with interstate branches.

The result of these developments has been an increased volume of merger activity involving Pennsylvania banks and bank holding companies since 1982; larger banking organizations have sought to position themselves to enter into statewide and inter-state banking; smaller banking organizations have sought to increase their size in order to remain competitive on a regional basis. At the same time, deregulation of the banking industry has increased the opportunities to offer new types of financial services and enhanced the potential for competition from savings and loan associations, insurance companies, brokerage firms, and other nonbank financial institutions.

The market in which Keystone's banking subsidiaries operate is considered competitive. Banks and bank holding companies with significant operations in the Keystone market areas range in size from less than $100 million to over $50 billion in assets.

In addition to commercial banks, competitors for loans, deposits, and other services include savings and loan associations, insurance companies, finance companies, credit unions, brokerage houses, direct lending by federal and state governments, and a proliferation of other types of financial institutions.

Keystone differentiates itself from its financial institution competitors by managing its operating banks under a "supercommunity banking" structure. Under this structure, the operating banks of Keystone maintain local management presence to ensure close personal service and local decision-making on the issues which directly affect the customer. At the same time, this structure allows Keystone to standardize products and services and centralize a significant portion of operations, data processing, and other functions which are less directly related to customer contact. This approach enables Keystone to effect improved cost management through economies of scale derived from standardization and centralization of these functions. In summary, Keystone believes that it derives a competitive advantage from this approach by providing personal, localized service in a cost efficient manner.

Although Keystone expects that competition will increase as a result of the factors described herein, the effects thereof, if any, on Keystone are not readily ascertainable.

Regulation and Supervision of Bank Holding Companies

Keystone is subject to regulation under the Bank Holding Company Act of 1956. A bank holding company is required to file annual reports and other information concerning its business operations and those of its subsidiaries with the Federal Reserve Board. A bank holding company and each of its subsidiaries are also subject to examination by the Federal Reserve Board.

The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it already owns a majority of such bank's voting shares), to merge or consolidate with any other bank holding company or to acquire all or substantially all of the assets of any bank. The Act further provides that the Federal Reserve Board shall not approve any such acquisition of voting shares or assets or any such merger or consolidation: (i) that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States or (ii) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Bank Holding Company Act prohibits a bank holding company from engaging in, or from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are so closely related to banking or to managing or controlling banks as to permit bank holding companies and subsidiaries formed for the purpose to engage in such activities, subject to Board approval in certain cases. These activities include operating a mortgage, consumer finance, credit card, or factoring company; servicing loans and other extensions of credit; providing certain investment and financial advice; leasing personal property; providing certain bookkeeping or financially-oriented data processing services; acting as an insurance agent for certain types of credit-related insurance and discount brokerage.

Keystone Financial, Inc., is an affiliate of each of its subsidiary banks within the meaning of the Federal Reserve Act (Act). As an affiliate, Keystone is subject to certain restrictions imposed by the Act on extensions of credit by the banks to Keystone, on investment in the stock or other securities of Keystone by the banks and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of services.

The Federal Reserve Board has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications filed with the Board. In 1989, the Federal Reserve Board issued new risk-based capital adequacy guidelines that were fully phased-in at the end of 1992. Keystone is in compliance with all existing capital adequacy guidelines, including the risk-based guidelines. For a discussion of these capital adequacy guidelines and Keystone's capital position, reference is made to the caption "Shareholders' Equity", contained within the Financial Review section of Exhibit No. 13.1 .

Regulation and Supervision of Banks

The banking subsidiaries of Keystone include both state-chartered banks (Mid-State Bank and Trust Company and Northern Central Bank) and banks chartered under the laws of the United States (Pennsylvania National Bank, American Trust Bank, N.A., and Frankford Bank, N.A.). Keystone's state-chartered banks are under the supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC) while the federally-chartered banks are supervised by the Office of the Comptroller of Currency (OCC). The supervisory agencies conduct regular examinations of the banks. All of the Keystone banking subsidiaries are federally-insured by the FDIC. In addition, the banks are subject, in certain instances, to the regulation of the Federal Reserve Board. The areas of operation of Keystone's subsidiary banks which are subject to regulation by federal and state laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosure, permissible types of loans and investments, trust operations, issuance of securities, and payment of dividends. In addition, the FDIC and OCC have issued to state nonmember banks and national banks, respectively, capital adequacy and risk-based capital guidelines similar to those adopted by the Federal Reserve Board for bank holding companies as referred to above. Keystone's subsidiary banks are in compliance with all such guidelines.

As federally-insured banks, the state-chartered banks of Keystone must obtain the prior approval of the Pennsylvania Department of Banking and the FDIC before establishing any new branch banking office. The nationally-chartered banks must obtain approval of the OCC and, to a limited extent, the Pennsylvania Department of Banking. Mergers of banks or thrifts located in Pennsylvania, Maryland, and West Virginia are subject to the prior approval of one or more of the following:
The applicable state department of banking, the FDIC, the Federal Reserve Board, the OCC, or the Office of Thrift Supervision. The approvals depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System or a national bank or federal savings bank.

As affiliates of Keystone, the banks are subject to provisions of the Federal Reserve Act which restrict the ability of banks to extend credit to affiliates, to invest in the stock or securities thereof, or to take such stock or securities as collateral for loans to any borrower.

The business and earnings of the banks are affected by the monetary policies of the Federal Reserve Board which regulates the money supply in order to influence rates of inflation and economic growth. Among the techniques used to implement these objectives are open market dealings in United States Government securities, changes in the discount rate for bank borrowings from the Federal Reserve Banks and changes in the reserve requirements against bank deposits and borrowings. Changes in these policies can influence to a significant degree the overall growth and distribution of bank loans, investments and deposits, the interest rates charged by banks on loans and the cost to banks of obtaining funds, as well as the ability of banks to compete for loans and for funds with other types of financial institutions.

The Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) was signed into law in 1989. FIRREA primarily affects the regulation of savings associations (thrifts) and savings and loan holding companies, rather than the regulation of commercial banks and bank holding companies. However, FIRREA does contain a number of provisions affecting banks and bank holding companies, such as provisions affecting thrift acquisitions, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures, increased deposit insurance premiums and substantially increased penalties for violation of banking statutes, regulations and orders.

In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This law has established a new framework for the relationship between insured depository institutions and the various regulatory bodies. For a discussion of FDICIA and associated regulations, reference is made to the caption "Regulatory Matters", contained within the Financial

Review section of Exhibit No. 13.1.

Changing conditions in the economy and in the financial industry can be expected to continue to result in changes in legislation and regulatory policies which will affect the business of banks and competition between banks and among banks and other types of financial institutions.

Statistical Disclosure

The consolidated statistical disclosures found in the sections of Exhibit No.
13.1 entitled, "Selected Financial Data", "Financial Review", and "Supplemental Financial Information", are incorporated herein by reference. Also incorporated herein by reference are the following consolidated statistical disclosures appearing in the Notes to Consolidated Financial Statements section of Exhibit No. 13.1: the discussion of "Interest and Fees on Loans" appearing in the note captioned "Summarized Accounting Policies", the note captioned "Investments", and the table of total nonaccrual and restructured loan balances and related annual interest data appearing in the note captioned "Loans and Leases".

Executive Officers of the Corporation

Except as otherwise noted, each executive officer has held the position indicated for at least five years.


Name                                            Age      Office with Keystone
----------------------------------------------  ---  -----------------------------------------------

Carl L. Campbell                                 52  President, Chief Executive Officer and Director

George H. Groves                                 51  Senior Executive Vice President and Chief
                                                     Banking Officer

Mark L. Pulaski                                  42  Senior Executive Vice President, Chief
                                                     Administrative Officer, and Chief Financial
                                                     Officer

Ben G. Rooke                                     46  Executive Vice President - Corporate
                                                     Services, Counsel and Secretary

The officers of Keystone Financial, Inc. serve at the pleasure of the Board of Directors and are not elected for any specified term of office.

ITEM 2 - PROPERTIES

The headquarters of Keystone Financial, Inc., is located at One Keystone Plaza, Harrisburg, Pennsylvania. This office space is leased under an agreement scheduled to expire in 1997 with four consecutive renewal options each for five years.

Mid-State Bank and Trust Co. owns its headquarters located at 1130 Twelfth Avenue, Altoona, Pennsylvania. The five-story building contains executive offices as well as a full-service banking facility. The bank also owns an operations center, which houses the primary data processing facility for Keystone, and is located in Bellwood, Pennsylvania. Mid-State Bank owns twenty-five of its thirty-two banking offices, while the remaining seven offices are leased. In addition, Keystone and Mid-State lease office space for various administrative and back-office functions in three buildings in Altoona, including a building owned by a partnership in which a Keystone board member is a partner.

The headquarters for Northern Central Bank is at 102 West Fourth Street, Williamsport, Pennsylvania, in a three-story building which contains executive offices and a full-service banking facility. An operations center is also located in Williamsport and both facilities are owned by Northern Central Bank. The bank owns a total of thirty-two of its banking offices while the seven remaining offices are leased.

Pennsylvania National Bank and Trust Company is headquartered at One South Centre Street in Pottsville, Pennsylvania, in a facility which contains executive and administrative offices as well as a full-service banking center. The Bank also owns an operations center located in St. Clair, Pennsylvania. In addition to the headquarters facility, the Bank operates thirty-five banking offices of which twenty-eight are owned by the Bank and seven are leased.

The Frankford Bank, N.A. is headquartered at 601 Dresher Road, Horsham, Pennsylvania in a facility which contains executive and administrative offices and a full-service banking center. Frankford operates twenty-nine banking facilities of which twenty-one are leased, and eight are owned. Six of the leased facilities are owned by and leased from Key Trust Company, a fully-owned Keystone subsidiary.

The main office of American Trust Bank, N.A. is located at 81 Baltimore Street in Cumberland, Maryland and is owned by American Trust Bank. Of the sixteen community offices of American Trust Bank, eleven are owned and five are leased.

Of the nonbanking subsidiaries, Keystone Financial Leasing Corporation, Keystone Financial Mortgage Corporation, and Martindale Andres & Company are headquartered in leased facilities in Pennsylvania.

All of the above-mentioned facilities are in good and usable condition.

ITEM 3 - LEGAL PROCEEDINGS

Keystone and its subsidiaries are involved as plaintiff or defendant in litigation matters that arise in the ordinary course of their business. In the opinion of management, none of the pending litigation matters, individually or in the aggregate, would have a material adverse effect on Keystone's results of operations.

                              PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information for this item is incorporated herein by reference to the section of Exhibit No. 13.1 entitled "Market Prices and Dividends".

ITEM 6 - SELECTED FINANCIAL DATA

The section entitled "Selected Financial Data" of Exhibit No. 13.1 is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The section entitled "Financial Review" of Exhibit No. 13.1 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The sections of Exhibit No. 13.1 entitled "Report of Independent Auditors", "Consolidated Financial Statements", and notes thereto, and "Quarterly Statements of Income" are incorporated herein by reference. Also incorporated by reference herein are the Reconciliation of Previously Reported Quarterly Information filed herewith as Exhibit 99.1 and the auditors' reports filed herewith as Financial Statement Schedules and listed in Item 14.

PART III

ITEM 10   - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11   - EXECUTIVE COMPENSATION

ITEM 12   - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Items 10 - 13, is incorporated herein by reference to the paragraph under the caption "Introduction" relating to holdings of Common Stock by the trust departments of Keystone subsidiaries and to the information appearing under the captions "Election of Directors," "Executive Compensation" and "Other Information Concerning Directors and Executive Officers" to be included in Keystone's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders. The other information appearing in such Proxy Statement, including without limitation that appearing under the captions "Human Resources Committee 1995 Report on Executive Compensation" and "Stock Price Performance Graph," is not incorporated herein.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)(2) The response to this portion of Item 14 is listed below.
(a)(3) Listing of Exhibits - The exhibits are listed on the Exhibit Index beginning on page 21 of this Form 10-K.
(b)       Reports on Form 8-K are listed below.
(c) Exhibits - The exhibits listed on the Exhibit Index beginning on page 21 of this Form 10-K are filed herewith or are incorporated by reference.
(d)       Schedules - listed under Item 14 (a)(1)(2) below.

Item 14(a)(1)(2) List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements and report of independent auditors of Keystone Financial, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

     Report of independent auditors

     Consolidated statements of condition - December 31, 1995, and 1994

     Consolidated statements of income - Years ended December 31, 1995, 1994, and 1993

     Consolidated statements of changes in shareholders' equity -Years ended December 31, 1995, 1994, and 1993

     Consolidated statements of cash flows - Years ended December 31, 1995, 1994, and 1993

     Notes to consolidated financial statements

Schedules to the consolidated financial statements as per Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted. The following reports of other auditors required by Item 2-05 of Regulation S-X are filed herewith as financial statement schedules:

     Report of Coopers & Lybrand LLP
     Report of Deloitte & Touche LLP
     Report of KPMG Peat Marwick LLP

Item 14(b)  Reports on Form 8-K

During the quarter ended December 31, 1995, the registrant filed a report on Form 8-K dated November 30, 1995, reporting under Item 5 at least 30 days of combined operations following its merger with Shawnee Financial Services Corporation on October 10, 1995.

Coopers & Lybrand

                       Report of Independent Accountants

We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of The Frankford Corporation and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 7 to the Consolidated Financial Statements, the Corporation changed its method of accounting for income taxes in 1993.


                                             Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 14, 1994,
except for Note 13, as
to which the date is
January 18, 1994

Independent Auditors' Report

To the Shareholders and Board of Directors of Elmwood Bancorp, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Elmwood Bancorp, Inc. (the "Company") and its wholly owned subsidiary Elmwood Federal Savings Bank (the "Bank") for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 28, 1994

                         Independent Auditors' Report

The Board of Directors
WM Bancorp:

We have audited the consolidated statements of income, changes in stockholders' equity and cash flows of WM Bancorp and subsidiaries for the year ended December 31, 1993 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WM Bancorp and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1993.



                                 KPMG Peat Marwick LLP


Baltimore, Maryland
January 28, 1994

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         (Registrant)  Keystone Financial, Inc.
                                       ------------------------

                              By:      /s/ Carl L. Campbell
                                       ------------------------------
                                       Carl L. Campbell, Chief Executive
                                       Officer

                         Date:  March   28, 1996
                                ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996, by the following persons on behalf of the registrant and in the capacities indicated.


/S/ Carl L. Campbell                       /s/ Mark L. Pulaski
------------------------------------       ----------------------------------------
Carl L. Campbell, President,               Mark L. Pulaski, Senior Executive Vice
Chief Executive Officer and Director       President, Chief Administrative Officer,
                                           and Chief Financial Officer

/s/ Donald F. Holt                        /s/ J. Glenn Beall, Jr.
----------------------------------------  ----------------------------------------
Donald F. Holt, Senior Vice President,    J. Glenn Beall, Jr., Director
Controller, and Principal Accounting
Officer

/s/ A. Joseph Antanavage                  /s/ Paul I. Detwiler, Jr.
----------------------------------------  ----------------------------------------
A. Joseph Antanavage, Director            Paul I. Detwiler, Jr., Director

/s/ Donald Devorris                       /s/ Richard W. DeWald
----------------------------------------  ----------------------------------------
Donald Devorris, Director                 Richard W. DeWald, Director

/s/ Gerald E. Field                       /s/ William A. Gettig
----------------------------------------  ----------------------------------------
Gerald E. Field, Director                 William A. Gettig, Director

/s/ Walter W. Grant                       /s/ Max A. Messenger
----------------------------------------  ----------------------------------------
Walter W. Grant, Director                 Max A. Messenger, Director

/s/ Uzal H. Martz, Jr.                    /s/ Robert R. Mitchell
----------------------------------------  ----------------------------------------
Uzal H. Martz, Jr., Director              Robert R. Mitchell, Director

/s/ William L. Miller                     /s/ F. Dale Schoeneman
----------------------------------------  ----------------------------------------
William L. Miller, Director               F. Dale Schoeneman, Director

/s/ Don A. Rosini                         /s/ G. William Ward
----------------------------------------  ----------------------------------------
Don A. Rosini, Director                   G. William Ward, Director

/s/ Ronald C. Unterberger
----------------------------------------
Ronald C. Unterberger, Director

/s/ Philip C. Herr, II
----------------------------------------
Philip C. Herr, II, Director


                                 EXHIBIT INDEX

                    (Pursuant to Item 601 of Regulation S-K)


Exhibit                    Description and Method
  No.                             of Filing
------------------------------------------------------------------
    3.1  Restated Articles of Incorporation of Keystone
         Financial, Inc., as amended, incorporated by reference
         to Exhibit 3.1 of Form 10-K of Keystone Financial, Inc.
         for the year ended December 31, 1994.

    3.2  By-Laws of Keystone Financial, Inc., as amended to
         May 14, 1992, incorporated by reference to Exhibit 3.2 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1992.

    4.1  Keystone Financial, Inc. Series A Junior Participating
         Preferred Stock Purchase Rights Agreement dated
         January 25, 1990, incorporated by reference to
         Exhibit 1 to Form 8-A filed on February 9, 1990.

    4.2  Amendment No. 1 to Series A Junior Participating
         Preferred Stock Purchase Rights Agreement dated
         December 20, 1990, incorporated by reference to
         Exhibit 2 to the Form 8 Amendment dated December
         20, 1990.

         The registrant hereby agrees to furnish to the Commission upon request copies of the instruments defining the rights of the holders of the long-term debt of the registrant and its consolidated subsidiaries.

  10.1*  Keystone Financial, Inc., Corporate Directors Deferred
         Compensation Plans, incorporated herein by reference to Exhibit 10.1 of Form 10-K of Keystone Financial, Inc.
         for the year ended December 31, 1994.





Exhibit                    Description and Method
  No.                             of Filing
-------------------------------------------------------------------
  10.2*  Keystone Financial, Inc. 1988 Stock Incentive Plan,
         incorporated herein by reference to Exhibit 10.2 of Form
         10-K of Keystone Financial, Inc., for the year ended
         December 31, 1993.

  10.3*  Keystone Financial, Inc. Management Incentive
         Compensation Plan as amended and restated, incorporated herein by reference to Exhibit 10.3 of Form
         10-K of Keystone Financial, Inc., for the year ended
         December 31, 1993.

  10.4*  Form of employment agreement between Keystone
         Financial, Inc. and Executive Officer Campbell, incorporated herein by reference to Exhibit 10.4 of Form
         10-K of Keystone Financial, Inc. for the year ended
         December 31, 1993.

  10.5*  Form of employment agreement between Keystone
         Financial, Inc. and Executive Officers Groves, Pulaski, and Rooke, incorporated herein by reference to Exhibit
         10.5 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1993.

  10.6*  Keystone Financial, Inc. 1995 Management Stock
         Purchase Plan, incorporated herein by reference to Exhibit C of the Proxy Statement of Keystone Financial,
         Inc., dated April 7, 1995.

  10.7* Keystone Financial, Inc. Savings Restoration Plan, as amended and restated effective January 1, 1994, and as corrected on June 14, 1994, incorporated herein by reference to Exhibit 10.7 of Form 10-K of Keystone
         Financial, Inc., for the year ended December 31, 1994.

  10.8*  Keystone Financial, Inc. Supplemental Retirement
         Income Plan, incorporated herein by reference to Exhibit
         10.7 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1993.






Exhibit                    Description and Method
  No.                             of Filing
------------------------------------------------------------------
  10.9*  Keystone Financial, Inc.1990 Non-Employee Directors'
         Stock Option Plan, as amended, incorporated herein by
         reference to Exhibit 10.8 of Form 10-K of Keystone
         Financial, Inc. for the year ended December 31, 1993.

 10.10* Keystone Financial, Inc. 1992 Stock Incentive Plan, incorporated herein by reference to Exhibit A of the Proxy Statement of Keystone Financial, Inc., dated
         April 2, 1992.

 10.11* Keystone Financial, Inc. 1992 Director Fee Plan, as amended, incorporated herein by reference to Exhibit
         10.11 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1994.

 10.12*  Keystone Financial, Inc. Supplemental Deferred
         Compensation Plan, incorporated herein by reference to
         Exhibit 10.11 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1992.

 10.13*  Keystone Financial, Inc. form of Executive Split Dollar
         Agreements, Form A and Form B, incorporated herein by reference to Exhibit 10.1 of Form 10-K of Keystone
         Financial, Inc., for the year ended December 31, 1993.

 10.14*  Keystone Financial, Inc. 1995 Non-Employee Directors'
         Stock Option Plan, incorporated herein by reference to Exhibit B of the Proxy Statement of Keystone Financial,
         Inc., dated April 7, 1995.

 10.15*  Keystone Financial, Inc. Management Stock Ownership
         Program, filed herewith.

 13.1    Portions of the Annual Report to Shareholders of
         Keystone Financial, Inc., for the year ended December
         31, 1995, filed herewith.

 22.1    Subsidiaries of Registrant, filed herewith.





Exhibit                    Description and Method
  No.                             of Filing
------------------------------------------------------------
   23.1  Consent of Ernst & Young LLP, independent auditors,
         filed herewith.

   23.2 Consent of Coopers & Lybrand LLP, independent auditors, filed herewith.

   23.3 Consent of Deloitte & Touche LLP, independent auditors, filed herewith.

   23.4 Consent of KPMG Peat Marwick LLP, independent auditors, filed herewith.

   27.1  Financial Data Schedule, filed herewith.

   99.1 Reconciliation of previously reported quarterly information, filed herewith.

         *The exhibits marked by an asterisk (*) are management contracts or compensatory plans or arrangements.