Form 10-Q
period 1996-03-31
KEYSTONE FINANCIAL INC
filed 1996-05-13
CIK 717809

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

                                  OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from ____________to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes       X       or  No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($2 par value): 25,351,663 as of April 30, 1996.

                    KEYSTONE FINANCIAL, INC.

                             INDEX                          PAGE


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements
Consolidated Statements of Condition - March 31, 1996
and December 31, 1995                                       3

Consolidated Statements of Income - Three months ended
March 31, 1996 and 1995                                     4

Consolidated Statements of Cash Flows - Three months ended
March 31, 1996 and 1995                                     5

Notes to Consolidated Financial Statements                  6

ITEM 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7

PART II.   OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable to the registrant.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits                                               13
(b)  Reports on Form 8-K

During the quarter ended March 31, 1996, the registrant filed a report on Form 8-K dated February 8, 1996 reporting under Item 5 at least 30 days of combined operations follow-ings its merger with National American Bancorp, Inc. on December 29, 1995.

Signatures                                                  14

CONSOLIDATED STATEMENTS OF CONDITION
                                  March 31,     December 31,
                                    1996            1995
_________________________________________________________________
ASSETS (in thousands)                      (UNAUDITED)
(NOTE)
_________________________________________________________________
Cash and due from banks             $163,908    $182,459
Federal funds sold and other         110,127     109,422
Investment securities available
  for sale                           784,643     837,910
Investment securities held to
  maturity(market values
  1996-$371,537; 1995-$393,835)      369,747     385,262
Assets held for resale                52,000      57,454
Loans and leases                   3,355,552   3,365,716
Allowance for credit losses         (44,287)    (44,377)
________________________________________________________________
Net Loans                          3,311,265   3,321,339

Premises and equipment                70,784      70,888
Other assets                         104,136     110,051
________________________________________________________________
TOTAL ASSETS                      $4,966,610  $5,074,785
================================================================
LIABILITIES
________________________________________________________________
Noninterest-bearing deposits        $492,515    $532,663
Interest-bearing deposits          3,497,864   3,529,225
________________________________________________________________
Total Deposits                     3,990,379   4,061,888

Fed Funds purchased and security
  repurchase agreements              216,481     260,543
Other short-term borrowings           16,864      19,298
________________________________________________________________
Total Short-Term Borrowings          233,345     279,841

FHLB borrowings                      170,219     163,771
Long-term debt                         3,600       4,048
Other liabilities                     85,177      84,543
________________________________________________________________
TOTAL LIABILITIES                  4,482,720   4,594,091
________________________________________________________________
SHAREHOLDERS' EQUITY
________________________________________________________________
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding
Common stock: $2.00 par value,
  authorized 50,000,000; issued
  25,326,537 - 1996 and
  25,256,369 - 1995                   50,653      50,512
Surplus                               94,570      93,177
Retained earnings                    343,730     337,557
Deferred KSOP benefit expense        (1,625)     (1,750)

Net unrealized securities gains
  (losses) net of tax                (3,438)       1,198
________________________________________________________________
TOTAL SHAREHOLDERS' EQUITY           483,890     480,694
________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                            $4,966,610  $5,074,785
================================================================
Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
___________________________________________________________________
                                               Three Months Ended
                                                    March 31,
                                                1996       1995
                                                                               (unaudited)
___________________________________________________________________
INTEREST INCOME
___________________________________________________________________
Loans and fees on loans                       $75,417   $70,294
Investments - taxable                          16,207    14,968
Investments - tax exempt                        1,820     2,158
Federal funds sold & other                      1,528     1,143
Assets held for resale                            443       195
___________________________________________________________________
                                               95,415    88,758
___________________________________________________________________
INTEREST EXPENSE
___________________________________________________________________
Deposits                                       37,223    33,885
Short-term borrowings                           2,863     2,615
FHLB borrowings                                 2,642     2,417
Long-term debt                                     96       115
___________________________________________________________________
                                               42,824    39,032
___________________________________________________________________
NET INTEREST INCOME                            52,591    49,726
Provision for credit losses                     1,988     2,084
___________________________________________________________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  50,603    47,642
___________________________________________________________________
NONINTEREST INCOME
___________________________________________________________________
Trust income                                    3,320     3,199
Service charges on deposit accounts             3,462     3,166
Secondary market activity                       2,157     1,326
Fee income                                      3,571     2,847
Reinsurance income                                586       523
Other income                                    2,330       393
Net gains-equity securities                       104        27
Net gains-debt securities                         348         5
___________________________________________________________________
                                               15,878    11,486
NONINTEREST EXPENSE
___________________________________________________________________
Salaries                                       16,971    14,952
Employee benefits                               3,830     3,411
Occupancy expense (net)                         3,488     3,249
Furniture and equipment expense                 3,355     3,024
Deposit insurance                                 215     2,146
Other expense                                  13,638    11,151
___________________________________________________________________
                                               41,497    37,933
___________________________________________________________________
Income before income taxes                     24,984    21,195
Income tax expense                              8,127     6,539
___________________________________________________________________
NET INCOME                                    $16,857   $14,656
___________________________________________________________________
PER SHARE DATA
___________________________________________________________________
Net income                                      $0.67     $0.63
Average number of shares outstanding       25,300,302 23,431,267
Dividends                                       $0.36     $0.34
_____________________________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)
                                              Three Months Ended
                                                   March 31,
                                               1996       1995
                                                (in thousands)
___________________________________________________________________
OPERATING ACTIVITIES:
Net Income                                   $16,857   $14,656
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                  1,988     2,084
  Provision for depreciation & amortization    3,198     2,619
  Deferred income taxes                        8,127     6,539
  Sale of assets held for resale              45,018    25,683
  Origination of assets held for resale      (61,933)  (26,717)
  Decrease in interest receivable              2,202     1,731
  Increase (decrease) in interest payable      (115)     2,236
  Other                                      (1,812)  (12,952)
___________________________________________________________________
NET CASH PROVIDED BY OPERATING ACTIVITIES     13,530    15,879
___________________________________________________________________

INVESTING ACTIVITIES:

Net (increase)decrease in interest-
  earning deposits                           (3,180)     4,492
Available for sale securities:
   Sales                                      15,926     6,895
   Maturities                                373,586   206,972
   Purchases                               (343,305) (136,003)
Held to maturity securities:
   Maturities                                 63,415    14,510
   Purchases                                (47,986)   (4,239)
Net (increase) decrease in loans               7,940  (41,868)
Proceeds from sales of loans                  23,177     6,435
Purchase of loans                                ---  (15,030)
Purchases of premises and equipment          (2,689)   (3,286)
Other                                          (403)       64
___________________________________________________________________
NET CASH PROVIDED BY INVESTING ACTIVITIES     86,481   38,942
___________________________________________________________________
FINANCING ACTIVITIES:

Net decrease in deposits                    (71,509)   (2,856)
Net decrease in short-term borrowings       (46,496)  (75,679)
Proceeds from FHLB borrowings                 26,069    60,100
Repayments of FHLB borrowings               (19,621)  (24,255)
Net decrease in long-term debt                 (448)     (526)
Cash dividends                              (10,685)   (7,970)
Other                                          1,653     2,696
___________________________________________________________________
NET CASH USED BY FINANCING ACTIVITIES      (121,037)  (48,490)
___________________________________________________________________
INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                          (21,026)     6,331

Cash and cash equivalents at beginning of
  period                                     258,659   204,942
___________________________________________________________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $237,633  $211,273
___________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

Notes To Consolidated
Financial Statements

BASIS OF PRESENTATION
- ---------------------

The accompanying unaudited consolidated financial statements for the interim periods do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation have been included, and such adjustments were of a normal recurring nature.

Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for 1996.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1995, as contained in the Annual
Report to Shareholders.

IMPAIRMENT OF LONG-LIVED ASSETS
- -------------------------------

Effective January 1, 1996, Keystone adopted Financial Accounting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Adoption of this new standard did not have a material impact on Keystone's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone Financial, Inc. (Keystone). Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. In addition, balances represent daily average balances, unless otherwise indicated.

SUMMARY

Keystone continued to sustain earnings momentum in the first quarter of 1996 as net income grew to $16,857,000, compared to $14,656,000 in the same period of 1995. Earnings per share also grew from $0.63 in 1995 to $0.67 in 1996, an improvement of 6%. These results produced a return on average assets of 1.36% and a return on average equity of 14.02% for the first quarter, compared to 1.26% and 14.33%, respectively, in the same period of 1995.

Profitability growth was affected by several factors including solid net interest margin performance, improvement in noninterest revenue generation, and continuing control over recurring noninterest expenses.

Earning asset and deposit growth was impacted by several factors including the sale of the credit card portfolio, the impact of mortgage and indirect automobile loan securitization strategies, and a sluggish economy. Alternatively, growth was favorably affected by merger activity which occurred in the fourth quarter of 1995. While the net interest margin of 4.57% was close to the 4.63% recorded in the first quarter of 1995, this performance reflected a notable improvement from the 4.45% recently recorded in the fourth quarter of 1995. Primarily as a result of higher earning asset levels, net interest income increased 5% in the first quarter of 1996 compared to the same quarter in 1995.

Noninterest revenues grew 21% from the first quarter of 1995 even after excluding the $2 million gain from the sale of the credit card portfolio. Growth occurred principally in trust and investment management fees and revenues from secondary market activities. Keystone continued to successfully leverage the efforts of its mortgage banking subsidiary, as the general interest rate environment continues to sustain new loan activity.

Total noninterest expenses were affected by higher expense levels from late 1995 mergers and various nonrecurring expense accruals.
Despite the growth in overhead expenses, the efficiency ratio continued to remain below 60%.

Credit quality measures, a traditional source of strength for Keystone, remained comparable to 1995 performance levels, and total portfolio delinquency statistics decreased slightly from December 31, 1995. The allowance for credit losses to loans remained constant at 1.32% while coverage ratios of the ending allowance to nonperforming loans and risk elements were virtually equal to December 31, 1995 amounts.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the three-months ended March 31,
1996 and 1995 were as follows (in thousands):
                                                          Change
                               1996                                                  1995                     Volume              %
___________________________________________________________________
Cash and due from banks     $143,239  $148,617     $(5,378)   (4)%
Federal funds sold and
  other                      114,703    78,309       36,394    46%
Investments                1,193,590 1,137,362       56,228     5%
Assets held for resale        21,052    10,726       10,326    96%

Loans                      3,392,181 3,228,141      164,040     5%
 Allowance for credit
  losses                    (45,101)  (43,730)      (1,371)     3%
___________________________________________________________________
Net loans                  3,347,080 3,184,411      162,669     5%

Other assets                 163,939   146,689       17,250    12%
___________________________________________________________________
 TOTAL ASSETS             $4,983,603$4,706,114     $277,489     6%
___________________________________________________________________
Noninterest-bearing
  deposits                  $486,975  $459,873      $27,102     6%
Interest-bearing deposits  3,502,319 3,353,166      149,153     4%
Short-term borrowings        261,202   213,876       47,326    22%
FHLB borrowings              167,145   172,966      (5,821)   (3)%
Other liabilities             83,730    91,378      (7,648)   (8)%
___________________________________________________________________
 TOTAL LIABILITIES         4,501,371 4,291,259      210,112     5%
___________________________________________________________________
SHAREHOLDERS' EQUITY         482,232   414,855       67,377    16%
___________________________________________________________________
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY    $4,983,603$4,706,114     $277,489     6%
___________________________________________________________________

Total average assets increased 6% in the first quarter of 1996 compared to the same quarter in 1995. The growth was due in part to fourth quarter 1995 merger activity offset by the securitization of indirect automobile loans and the sale of the credit card portfolio. Excluding these factors, average assets increased approximately 2%.

Loan growth, excluding the above-mentioned factors, approximated 3% and was hampered by a sluggish economy. The most notable growth occurred in installment loans and leases. Growth in residential mortgages was limited due to Keystone's decision to securitize all fixed-rate mortgages. Deposits reflected a 5% increase, due primarily to fourth quarter 1995 merger activity.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the three months ended March 31, 1996 and 1995 (in thousands):

                       1996             1995           INCREASE/
                                                      (DECREASE)
                         YIELD/           YIELD/           YIELD/
                   AMOUNT  RATE    AMOUNT  RATE     AMOUNT  RATE
____________________________________________________________________________

Interest Income     $96,614  8.21% $ 90,227     8.19%        $6,387   0.02

Interest Expense     42,824  4.38    39,032     4.23          3,792   0.15
____________________________________________________________________________
Net Interest Income $53,790        $51,195                  $ 2,595   *
Interest Spread              3.83%              3.96%                (0.13)
Impact of Noninterest
Funds                         .74                .67                  0.07
____________________________________________________________________________
Net Interest Margin          4.57%              4.63%                (0.06)
____________________________________________________________________________
*The change in net interest income consisted primarily of favorable volume variances.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Higher interest rates slightly improved earning asset yields but, to a greater extent, heightened competitive pressures on core funding sources.

The yield on earning assets for the first quarter of 1996 reached 8.21% compared to 8.19% in 1995. This slight increase, coupled with increases in earning assets brought on by late 1995 merger activity, resulted in interest income of $96,614,000 compared to $90,227,000 in 1995.

On the funding side, the overall cost of funds of 4.38% for the first quarter reflected an increase over the 4.23% for the same quarter of 1995. Higher interest rates offered on variable rate CDs led to disintermediation of funds, primarily from lower rate transaction accounts. As a result of the disintermediation and deposits added in 1995 merger activity, interest expense of $42,824,000 exceeded the expense of $39,032,000 for the first quarter of 1995.

Despite the impact of interest rate trends and competitive pressures on net interest margin, the growth in the balance sheet led to an increase in net interest income of $2,595,000 or 5%. Net interest spread, or the difference between earning asset yields and the cost of funds, declined from 3.96% in 1995 to 3.83% in 1996. The increased contribution from noninterest funds in 1996 resulted in a net interest margin of 4.57%, compared to the 4.63% recorded in 1995.

NONINTEREST INCOME

Noninterest income for the first quarter of 1996 was $15,878,000 compared to $11,486,000 in 1995. First quarter 1996 noninterest income was favorably impacted by a $2 million gain on the sale of the credit card portfolio. Even after excluding the gain from the credit card sale, noninterest revenue grew 21% from the first quarter of 1995. Revenues from secondary market activities increased from $1,326,000 in the first quarter of 1995 to $2,157,000 in 1996, as Keystone continued to successfully leverage the efforts of its mortgage banking subsidiary and the general interest rate environment continued to sustain new loan activity. Fee income increased $724,000 or 25% due in part to investment management fees earned by Keystone's new subsidiary, Martindale Andres & Co., and due to continued increases in fees from credit card activities, electronic services and brokerage fees.

NONINTEREST EXPENSES

Noninterest expenses grew from $37,933,000 in the first quarter of 1995 to $41,497,000 in the first quarter of 1996, an increase of 9%. The increase was attributed to higher expense levels from late 1995 mergers and various nonrecurring expense accruals.

Salaries and employee benefits grew $2,438,000 or 13% in 1996 as average full-time equivalents (FTE's) increased 5% from the first quarter of 1995 to the first quarter of 1996. The increase in FTEs was influenced almost entirely by merger activity in the fourth quarter of 1995 which resulted in the addition of fourteen branches to Keystone. Annual merit increases and enhanced incentive plans for 1996 also contributed to the increased salary expense.

Occupancy and furniture expense increased $570,000 or 9% due to the additional branches and continued technological investments. FDIC insurance declined by $731,000 or 34% due to the lower premiums which took effect in the second half of 1995.

Expenses in the "other" category grew $2,487,000 or 22% in the first quarter of 1996 compared to the same quarter of 1995. The increase can be attributed to various legal and other nonrecurring expense accruals, as well as revenue enhancement initiatives such as increased spending for marketing and higher credit card expenses associated with Keystone's continuing efforts to expand merchant activities associated with credit cards.

ASSET QUALITY

Keystone's allowance for credit losses at March 31, 1996 was $44,287,000 compared to $44,377,000 at the end of 1995 and remained at 1.32% of total loans. The ratio of total risk elements to loans at March 31, 1996 decreased slightly from December 31, 1995, and annualized net loans charged-off as a percent of average loans was stable at .25%.

The following table has been provided to compare nonperforming assets and total risk elements at March 31, 1996 to the balances at the end of 1995, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                    3/31/96        12/31/95
(dollars in thousands)
Nonaccrual loans                    $16,335        $16,740
Restructurings                          632            503
- -------------------------------------------------------------------
Nonperforming loans                  16,967         17,243

Other real estate                     7,761          8,984
- -------------------------------------------------------------------
Nonperforming assets                 24,728         26,227

Loans past due 90 days or more       15,200         14,995
- -------------------------------------------------------------------
Total risk elements                 $39,928        $41,222
===================================================================
Ratio to period-end loans:*

  Nonperforming assets                  .74%          .78%
  90-days past due                      .45           .44
- -------------------------------------------------------------------
Total risk elements                    1.19%         1.22%
===================================================================
Coverage Ratios:

  Ending allowance to nonper-
  forming loans                            261%       257%

  Ending allowance to risk elements**      138%       138%

  Ending allowance to net charge-offs
  (annualized)                             5.3X       6.5X
___________________________________________________________________
*  The denominator consists of period-end loans and ORE.
** Excludes ORE.

Based upon the evaluation of loan quality, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

SHAREHOLDERS' EQUITY

Shareholders' equity at March 31, 1996 was $483,890,000 and was comparable to the capital base of $480,694,000 recorded at the end of 1995. Retained earnings were offset by net unrealized losses of $3,438,000 on investment securities held in the available for sale category.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                       Regulatory Standards
                                       --------------------
               3/31/96   12/31/95        "Well-        Minimum
                                      Capitalized"   Requirement
- -----------------------------------------------------------------
Leverage ratio   9.52%      9.28%         5.00%       4.00%
"Tier 1" ratio  13.75%     13.65%         6.00%       4.00%
"Total"         14.92%     14.83%        10.00%       8.00%
capital ratio

Exhibit Index
- -------------


Exhibit #        Description                                                              Page #
- ---------        -----------                                                              ----
    27           Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 10, 1996                  Carl L. Campbell, President
                                     and Chief Executive Officer

DATE:  May 10, 1996                  Mark L. Pulaski, Senior
                                     Executive Vice President,
                                     Chief Administrative Officer,
                                     and Chief Financial Officer

DATE:  May 10, 1996                  Donald F. Holt,
                                     Senior Vice President,
                                     Controller and Principal
                                     Accounting Officer
