Form 10-Q
period 1996-06-30
KEYSTONE FINANCIAL INC
filed 1996-08-13
CIK 717809

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

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

Common Stock ($2 par value): 25,445,498 as of July 31, 1996.

                    KEYSTONE FINANCIAL, INC.

                             INDEX                          PAGE


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - June 30, 1996
and December 31, 1995                                        3

Consolidated Statements of Income - Three months ended
June 30, 1996 and 1995 and six months ended June 30,
1996 and 1995                                                4

Consolidated Statements of Cash Flows - Six months ended
June 30, 1996 and 1995                                       6

Notes to Consolidated Financial Statements                   7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8

PART II.   OTHER INFORMATION

Items 1,2,3 and 5 have been omitted since they are not applicable to the registrant.

Item 4.   Submission of Matters to a Vote of Security       17
          Holders

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits                                               18
(b)  Reports on Form 8-K

During the quarter ended June 30, 1996, the registrant filed a report on Form 8-K dated April 18, 1996 reporting under Item 5 its earnings for the quarter ended March 31, 1996.

Signatures                                                  19



                    CONSOLIDATED STATEMENTS OF CONDITION

                                  June 30,             December 31,
                                    1996                   1995
___________________________________________________________________________
ASSETS (in thousands)              (UNAUDITED)     (NOTE)
___________________________________________________________________________
Cash and due from banks                $160,295    $182,459
Federal funds sold and other            100,666     109,422
Investment securities available
  for sale                              799,511     837,910
Investment securities held to
  maturity(market values
  1996-$374,107; 1995-$393,835)         375,275     385,262
Assets held for resale                   47,971      57,454

Loans and leases                      3,397,203   3,365,716
Allowance for credit losses            (44,271)    (44,377)
_________________________________________________________________________
Net Loans                             3,352,932   3,321,339

Premises and equipment                   71,821      70,888
Other assets                            112,508     110,051
__________________________________________________________________________
TOTAL ASSETS                         $5,020,979  $5,074,785
==========================================================================
LIABILITIES
__________________________________________________________________________
Noninterest-bearing deposits           $517,363    $532,663
Interest-bearing deposits             3,541,403   3,529,225
__________________________________________________________________________
Total Deposits                        4,058,766   4,061,888

Fed Funds purchased and security
  repurchase agreements                 224,445     260,543
Other short-term borrowings              26,945      19,298
__________________________________________________________________________
Total Short-Term Borrowings             251,390     279,841

FHLB borrowings                         128,963     163,771
Long-term debt                            2,979       4,048
Other liabilities                        87,564      84,543
__________________________________________________________________________
TOTAL LIABILITIES                     4,529,662   4,594,091
__________________________________________________________________________
SHAREHOLDERS' EQUITY
__________________________________________________________________________
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding
Common stock: $2.00 par value,
  authorized 50,000,000; issued
  25,356,662 - 1996 and
  25,256,369 - 1995                      50,713      50,512
Surplus                                  95,382      93,177
Retained earnings                       352,331     337,557
Deferred KSOP benefit expense           (1,500)     (1,750)
Net unrealized securities gains
  (losses) net of tax                   (5,609)       1,198
__________________________________________________________________________
TOTAL SHAREHOLDERS' EQUITY              491,317     480,694
__________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                               $5,020,979  $5,074,785
==========================================================================
Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
________________________________________________________________________________
                                               Three Months Ended
                                                      June 30,
                                                 1996         1995
                                                    (unaudited)
________________________________________________________________________________
INTEREST INCOME
________________________________________________________________________________

Loans and fees on loans                          $74,398   $71,878
Investments - taxable                             15,659    13,937
Investments - tax exempt                           1,879     2,146
Federal funds sold & other                         1,339     1,915
Assets held for resale                             1,321       225
________________________________________________________________________________
                                                  94,596    90,101
________________________________________________________________________________
INTEREST EXPENSE
________________________________________________________________________________
Deposits                                          37,357    36,287
Short-term borrowings                              2,489     2,251
FHLB borrowings                                    2,229     2,737
Long-term debt                                        86       103
________________________________________________________________________________
                                                  42,161    41,378
________________________________________________________________________________
NET INTEREST INCOME                               52,435    48,723
Provision for credit losses                        2,036     2,258
________________________________________________________________________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                     50,399    46,465
________________________________________________________________________________
NONINTEREST INCOME
________________________________________________________________________________
Trust and investment advisory fees                 3,726     3,156
Service charges on deposit accounts                3,689     3,284
Mortgage banking income                            1,986     1,787
Fee income                                         3,492     2,883
Reinsurance income                                   538       559
Other income                                       1,351       342
Net gains-equity securities                           97        76
Net gains-debt securities                              4       278
________________________________________________________________________________
                                                  14,883    12,365
NONINTEREST EXPENSE
________________________________________________________________________________
Salaries                                          16,819    15,039
Employee benefits                                  3,064     2,349
Occupancy expense (net)                            3,329     3,119
Furniture and equipment expense                    3,405     2,981
Deposit insurance                                    171     2,149
Other expense                                     12,731    11,920
________________________________________________________________________________
                                                  39,519    37,557
________________________________________________________________________________
Income before income taxes                        25,763    21,273
Income tax expense                                 8,030     6,252
________________________________________________________________________________
NET INCOME                                       $17,733   $15,021
_______________________________________________________________________________
PER SHARE DATA
_______________________________________________________________________________
Net income                                         $0.70     $0.64
Average number of shares outstanding           25,348,613 23,465,047
Dividends                                          $0.36     $0.34
_______________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
___________________________________________________________________
                                               Six Months Ended
                                                   June 30,
                                                1996       1995
                                                  (unaudited)
___________________________________________________________________
INTEREST INCOME
___________________________________________________________________

Loans and fees on loans                        $149,815   $142,172
Investments - taxable                            31,866     28,905
Investments - tax exempt                          3,699      4,304
Federal funds sold & other                        2,867      3,058
Assets held for resale                            1,764        420
___________________________________________________________________
                                                190,011    178,859
___________________________________________________________________
INTEREST EXPENSE
___________________________________________________________________
Deposits                                         74,580     70,172
Short-term borrowings                             5,352      4,866
FHLB borrowings                                   4,871      5,154
Long-term debt                                      182        218
___________________________________________________________________
                                                 84,985     80,410
___________________________________________________________________
NET INTEREST INCOME                             105,026     98,449
Provision for credit losses                       4,024      4,342
___________________________________________________________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                   101,002     94,107
___________________________________________________________________
NONINTEREST INCOME
___________________________________________________________________
Trust and investment advisory fees                7,407      6,355
Service charges on deposit accounts               7,151      6,450
Mortgage banking income                           3,684      3,026
Fee income                                        6,801      5,730
Reinsurance income                                1,124      1,082
Other income                                      4,041        822
Net gains-equity securities                         201        103
Net gains-debt securities                           352        283
___________________________________________________________________
                                                 30,761     23,851
NONINTEREST EXPENSE
___________________________________________________________________
Salaries                                         33,790     29,991
Employee benefits                                 6,894      5,760
Occupancy expense (net)                           6,817      6,368
Furniture and equipment expense                   6,760      6,005
Deposit insurance                                   386      4,295
Other expense                                    26,369     23,071
___________________________________________________________________
                                                 81,016     75,490
___________________________________________________________________
Income before income taxes                       50,747     42,468
Income tax expense                               16,157     12,791
___________________________________________________________________
NET INCOME                                      $34,590    $29,677
___________________________________________________________________
PER SHARE DATA
___________________________________________________________________
Net income                                        $1.37      $1.27
Average number of shares outstanding         25,324,457  23,448,250
Dividends                                         $0.72      $0.68
___________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                     1996          1995
                                                      (in thousands)
____________________________________________________________________________
OPERATING ACTIVITIES:

Net Income                                      $34,590        $29,677
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                     4,024          4,342
  Provision for depreciation & amortization       6,494          5,601
  Deferred income taxes                           7,157          4,991
  Sale of assets held for resale                274,551         61,278
  Origination of assets held for resale       (271,786)        (99,578)
  (Increase)decrease in interest receivable       (961)          1,902
  Increase in interest payable                    3,201          5,427
  Other                                         (6,725)        (12,076)
_____________________________________________________________________________
NET CASH PROVIDED BY OPERATING ACTIVITIES        50,545          1,564
_____________________________________________________________________________

INVESTING ACTIVITIES:

Net decrease in interest-earning deposits         5,106         15,715
Available for sale securities:
   Sales                                         67,156         77,260
   Maturities                                   590,856        318,431
   Purchases                                  (630,776)       (205,875)
Held to maturity securities:
   Maturities                                    83,473         50,290
   Purchases                                   (73,545)        (12,779)
Net increase in loans                          (52,030)        (58,235)
Proceeds from sales of loans                     25,035         15,160
Purchase of loans                                   ---        (17,314)
Purchases of premises and equipment             (6,457)         (6,476)
Other                                             (572)           (273)
____________________________________________________________________________

NET CASH PROVIDED BY INVESTING ACTIVITIES         8,246        175,904
____________________________________________________________________________
FINANCING ACTIVITIES:

Net increase (decrease) in deposits             (3,121)         19,380
Net decrease in short-term borrowings          (28,451)        (83,253)
Proceeds from FHLB borrowings                    34,544        128,352
Repayments of FHLB borrowings                  (69,350)        (82,319)
Net decrease in long-term debt                  (1,069)        ( 1,125)
Acquisition of treasury stock                       ---        ( 2,888)
Cash dividends                                 (19,814)        (15,942)
Other                                            2,656           4,241
____________________________________________________________________________
NET CASH USED BY FINANCING ACTIVITIES          (84,605)        (33,554)
____________________________________________________________________________
INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                             (25,814)        143,914

Cash and cash equivalents at beginning of
  period                                        258,659        204,942
____________________________________________________________________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $232,845       $348,856
____________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

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

Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for 1996.

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

SUMMARY

Keystone's performance results for the second quarter of 1996 continued to reflect the benefit of performance-enhancing strategic initiatives. Net income grew to $17,733,000 for the quarter versus $15,021,000 in the comparable period of 1995. On an earnings-per-share basis, net income grew from $0.64 in the second quarter of 1995 to $0.70 in 1996, an increase of 9%. Second quarter results produced a return on average assets of 1.43% and a return on average equity of 14.60%, compared to 1.28% and 14.02% in the same period of 1995.

Performance for the six months ended June 30, 1996 exhibited similar improvement as net income and earnings-per-share rose to $34,590,000 and $1.37 in 1996, compared to $29,677,000 and $1.27 in 1995, an increase in earnings-per-share of 8%. Return on average assets and return on average equity grew to 1.39% and 14.31%, respectively, for the first six months of the year.

Revenue performance in 1996 continued to be influenced by strategies designed to transform the revenue stream through the expansion of fee-based activities combined with prudent management of net interest income. Growth rates in earning assets and net interest income were influenced by both these strategic initiatives and by the favorable impact of loans and deposits added from merger activity in the fourth quarter of 1995.

Second quarter net interest income grew 7% from the same quarter of 1995 as earning assets added in the fourth quarter mergers and the growth in relationship-focused loan and deposit products contributed to improved performance. Net interest margin remained relatively stable at 4.56% compared to 4.51% in the second quarter of 1995.

Noninterest income exhibited substantial growth as revenues rose
20% during the second quarter. Performance is being influenced by expanded investment management fees attributable to the acquisition of Martindale Andres & Company and by continuing strength from mortgage banking activities through the Keystone Financial Mortgage Company. Additionally, Keystone completed its second securiti-zation of indirect loans originated through the Keystone Dealer Finance Center, which provides Keystone with an expanded loan servicing revenue stream.

Relative levels of noninterest expenses declined during the quarter as the efficiency ratio, or the ratio of noninterest expenses to revenues, declined from 60.02% in the second quarter of 1995 to 57.73% in 1996. The growth rate in expenses of 5% in the second quarter was influenced primarily by expenses added from the banks merged in late 1995.

National delinquency trends, particularly consumer delinquencies, have raised concern within the banking industry. Keystone closely monitors its credit quality trends, which have been a traditional source of strength. The second quarter included increases in risk elements, including loans 90-days past due and other less severe delinquent categories. Keystone's allowance for credit losses is established at a level considerate of these credit delinquency trends and continues to reflect appropriate coverage of loss. The allowance was stable at 1.30% of loans.


AVERAGE STATEMENT OF CONDITION

The average balance sheets for the six-months ended June 30, 1996 and 1995 were as follows (in thousands):
                                                        Change
                               1996      1995       Volume      %
___________________________________________________________________

Cash and due from banks      $145,389   $149,932     $(4,543)   (3)%
Federal funds sold and
  other                       108,421    100,006       8,415     8
Investments                 1,175,066  1,094,279      80,787     7
Assets held for resale         51,279     11,773      39,506   336

Loans                       3,379,647  3,248,108     131,539     4
Allowance for credit losses   (45,086)   (43,883)     (1,203)    3
___________________________________________________________________
Net loans                   3,334,561  3,204,225     130,336     4

Other assets                  165,552    142,136      23,416    16
___________________________________________________________________
 TOTAL ASSETS              $4,980,268 $4,702,351    $277,917     6%
___________________________________________________________________
Noninterest-bearing deposits $490,983   $464,514     $26,469     6%
Interest-bearing deposits   3,512,589  3,357,704     154,885     5
Short-term borrowings         251,354    197,241      54,113    27
FHLB borrowings               151,653    176,013    ( 24,360)  (14)
Other liabilities              89,020     86,896       2,124     2
___________________________________________________________________
 TOTAL LIABILITIES          4,495,599  4,282,368     213,231     5
___________________________________________________________________
SHAREHOLDERS' EQUITY          484,669    419,983      64,686    15
___________________________________________________________________
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY     $4,980,268 $4,702,351    $277,917     6%
___________________________________________________________________

Balance sheet growth rates continued to be affected by lower levels of deposit growth as well as the impact of loan securitization of both consumer mortgages and indirect loans. While year-to-date loan and deposit growth rates reached 4% and 5%, respectively, approximately half of this growth was related to loans and deposits acquired in the mergers completed in late 1995. Core loan growth has occurred principally in consumer lending and automobile leasing and is reflective of Keystone's focus on relationship banking. On the funding side, the popularity of the variable rate CD continues to influence deposit trends.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 1996 and 1995 (in thousands):

                       1996             1995           INCREASE/(DECREASE)

                                YIELD/          YIELD/               YIELD/
                      AMOUNT     RATE    AMOUNT  RATE       AMOUNT    RATE
____________________________________________________________________________

Interest Income       $192,444  8.18% $181,817    8.21%    $10,627 (0.03)

Interest Expense        84,984  4.36    80,410  4.34         4,574  0.02
____________________________________________________________________________
Net Interest Income   $107,460        $101,407             $ 6,053*
Interest Spread                 3.82%           3.87%                  (0.05)
Impact of Noninterest
   Funds                         .74             .70                    0.04
____________________________________________________________________________
Net Interest Margin             4.56%           4.57%                  (0.01)
____________________________________________________________________________
*The change in net interest income consisted primarily of favorable volume variances.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Higher interest rates influenced competitive pressures on core funding sources while earning asset yields reflected little change from 1995.

Interest income grew by 6% despite the fact that overall asset yields showed only a modest change from 8.21% in 1995 to 8.18% for the six months ended June 30, 1996. The growth in interest income was attributable primarily to overall growth in both loans and earning assets, including those loans added in the late 1995 mergers. Loan growth continues to occur in consumer credit principally in the area of home equity loans and automobile loans and leases.

Funding costs grew slightly as the cost of funds increased from 4.34% in the first six months of 1995 to 4.36% in the first half of 1996. The growth in interest expense on funding sources, which was approximately 6%, was similar to the growth achieved in interest income and was influenced by two major trends. Deposits added in the late 1995 mergers accounted for the majority of the 5% increase in deposit volumes between 1996 and 1995. The composition of deposits has also experienced changes due to the disintermediation in the form of consumer preference for the variable rate CDs and reductions in both savings and transaction accounts.

As a result of the growth in the balance sheet attributable to both the mergers and core growth, net interest income grew $6,053,000, or 6%, during the period ended June 30, 1996. Net interest spread, or the difference between earning asset yield and the cost of funds declined only slightly and was substantially offset by the positive impact of noninterest funding sources. Accordingly, net interest margin remained relatively constant at 4.56% compared to 4.57% in 1995.

NONINTEREST INCOME

The most significant improvement in earnings performance occurred in noninterest income. Keystone has undertaken a number of strategic initiatives designed to increase the relative revenue contributions of fee-based activities and services. These strategies, which included the late 1995 acquisition of Martindale Andres and Company and the expansion of mortgage banking activities through its KFMC subsidiary, have been driven by Keystone's efforts to become a more diversified financial services company.

Trust and investment advisory revenues grew 17% from $6,355,000 for the first six months of 1995, to $7,407,000 for the first half of 1996. This increase is attributed to an increase in assets under management which were $2.1 billion at June 30, 1995 and rose to $2.6 billion at June 30, 1996. Mortgage banking income, which includes both origination and mortgage servicing revenues, grew nearly 22%. The growth in mortgage banking activity can be measured by the increase in mortgage loans serviced for others" which grew from $349,264,000 at the end of the second quarter of 1995 to $540,088,000 at June 30, 1996.

Keystone continues to see improvement in other forms of noninterest revenue. Service charges grew from $6,450,000 at June 30, 1995 to $7,151,000 at June 30, 1996, an increase of 11%. Other income, which increased by $3,219,000, included the $2 million gain from the sale of the credit card portfolio in the first quarter of 1996 as well as servicing income from Keystone's securitization of indirect loans. During the second quarter of 1996, Keystone completed its second securitization and now services $120,824,000 of securitized indirect loans. Keystone also continued to expand its fee generation capacity through expanded merchant bank card services and increased ATM fees.

NONINTEREST EXPENSES

Noninterest expenses reached $81,016,000 through June 30, 1996, compared to $75,490,000 through the first half of 1995, an increase of 7%. Nearly 55% of the increase in noninterest expenses of $5,526,000 was attributable to the late 1995 mergers, implying core growth in noninterest expenses of approximately 3-4%. Despite this increase, Keystone's efficiency ratio, or the relationship of its expense levels to revenue generation declined from 60.3% to 58.8% and was primarily related to the third quarter, 1995 reduction in FDIC insurance premiums.

Nearly 70% of the increase in total noninterest expenses was related to increases in salary costs. Overall salary expenses grew nearly 13% and included the impact of the annual merit increase of 4% and the salary costs associated with personnel added in the late 1995 mergers. These additional costs from merged banks accounted for nearly half of the 13% growth in salary expenses. In addition to personnel added through mergers and the merit increase, salary expense was impacted by growth in overall employee levels, much of which was related to revenue expansion activities, including mortgage banking. Total average full-time equivalent employees rose to 2,440 for the first half of 1996 versus 2,310 in the same period of 1995.

Benefit expenses grew substantially during the first half of 1996. During the first half of 1995, Keystone had realized the benefits of favorable claims experience in earlier periods which had reduced benefit expenses below normalized levels. Expenses during the first half of 1996 reflect more normalized activity and were also affected by the growth in the level of full-time equivalent employees.

Growth in both occupancy and equipment expenses was also related to the cost of facilities and equipment added in the late 1995 mergers and to Keystone's continuing investment in office reconfiguration initiatives and continuing improvements to its delivery channels. Keystone will continue to make investments in expanding its ability to provide convenient customer delivery channels through initiatives such as the Key Call Center and office reconfiguration.

The reduction in FDIC insurance premiums served to mitigate increases in overall expenses as premiums declined $3,909,000 during 1996. The full funding of the Banking Insurance Fund has precluded the need for additional premiums, though Congress continues to debate the future of both the Savings Association Insurance Fund (SAIF) and the Financing Corp. (FICO) bond issues. Keystone, which has a small proportionate share of SAIF-insured deposits, could be affected by congressional initiatives designed to rescue SAIF or the FICO bond funding by expanding bank participation in such efforts. Based on Keystone's current understanding of recent proposals, such initiatives are not expected to have a material impact on the operating results of Keystone.

Other expenses were affected by increased marketing and merchant card costs, both of which were associated with revenue expansion efforts, as well as various nonrecurring expense accruals which occurred in the first quarter of 1996.

ASSET QUALITY

Keystone's allowance for credit losses was virtually unchanged from the end of 1995 at $44,271,000 compared to $44,377,000. The ratio of the allowance to loans declined slightly from 1.32% at December 31, 1995, to 1.30% at June 30, 1996, while the ratio of annualized net charge offs to loans remained relatively constant at .25% for the first six months of 1996 versus .21% for all of 1995.

Keystone did experience a rise in the ratio of total risk elements to loans from 1.22% at the end of 1995 to 1.32% at the end of the first half of 1996. This increase was related principally to a rise in the 90-day past due category, which grew to $19,475,000 from $14,995,000 at the end of 1995. This increase was attributable to two major factors. Keystone has been affected by many of the national trends influencing consumer delinquency which contributed to the increase in 90-days past due and to increases in less severe past-due loan categories such as 30-days past due and 60-days past due. Additionally, Keystone consolidated its collection function during the first half of 1996 in order to realize both cost efficiencies available through centralization and the benefits associated with improved collection technology.
During this period, delinquency trends were affected by the initial disruption normally associated with consolidation. Keystone continues to monitor changes in its delinquency trends.

The following table has been provided to compare nonperforming assets and total risk elements at June 30, 1996 to the balances at the end of 1995, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                    6/30/96        12/31/95
(dollars in thousands)
Nonaccrual loans                       $16,999        $16,740
Restructurings                             954            503
- -------------------------------------------------------------------
Nonperforming loans                     17,953         17,243

Other real estate                        7,678          8,984
- -------------------------------------------------------------------
Nonperforming assets                    25,631         26,227

Loans past due 90 days or more          19,475         14,995
- -------------------------------------------------------------------
Total risk elements                    $45,106        $41,222
===================================================================
Ratio to period-end loans:*

  Nonperforming assets                  .75%             .78%
  90-days past due                      .57              .44
- -------------------------------------------------------------------
Total risk elements                    1.32%            1.22%
===================================================================
Coverage Ratios:

  Ending allowance to nonper-
  forming loans                         247%            257%

  Ending allowance to risk elements**   118%            138%

  Ending allowance to net charge-offs
  (annualized)                          5.4X            6.5X
___________________________________________________________________
*  The denominator consists of period-end loans and ORE.
** Excludes ORE.

Based upon the evaluation of loan quality, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

SHAREHOLDERS' EQUITY

Shareholders' equity at June 30, 1996 was $491,317,000 and was comparable to the capital base of $480,694,000 recorded at the end of 1995. Retained earnings were offset by net unrealized losses of $5,609,000 on investment securities held in the available for sale category.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                          Regulatory Standards
                                       --------------------
                  6/30/96   12/31/95     "Well-        Minimum
                                      Capitalized"   Requirement
- -----------------------------------------------------------------

Leverage ratio      9.53%      9.28%      5.00%          4.00%
"Tier 1" ratio     13.83%     13.65%      6.00%          4.00%
"Total"            15.02%     14.83%     10.00%          8.00%
  capital ratio

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 15, 1996. Proxies were solicited by management pursuant to Regulation 14A under the Securities and Exchange Act of 1934. Nominees for the seven director positions were elected. All other matters submitted to a vote of shareholders were also approved, and the shareholder vote thereon was as follows:


Election of Directors:               For       Withheld
- -----------------------              ---       --------

A. Joseph Antanavage             18,231,416     235,740
Donald Devorris                  18,239,005     228,152
Uzal H. Martz, Jr.               18,237,047     230,110
Max A. Messenger                 18,234,900     232,256
Don A. Rosini                    18,239,005     228,152
F. Dale Schoeneman               18,238,972     228,185
June B. Barry                    18,222,418     243,528


                             For     Against     Abstaining
                             ---     -------     ----------

The ratification of
the appointment of
Ernst & Young LLP as
independent auditors
of the Corporation
for 1996.              18,297,796     58,596       110,763

For further information concerning these matters, refer to the definitive proxy statement dated April 3, 1996 in the registrant's file, which is incorporated herein by reference.

Exhibit Index
- -------------

Exhibit #         Description                 Page #
- ---------         ------------------------    ------
    27            Financial Data Schedule       20


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 12, 1996
- ----------------------



- ------------------------------------
Carl L. Campbell,
President and Chief Executive Officer


DATE: August 12, 1996
- ----------------------



- --------------------------------
Mark L. Pulaski,
Senior Executive Vice President,
Chief Administrative Officer,
and Chief Financial Officer


DATE: August 12, 1996
- ----------------------


- --------------------------------
Donald F. Holt,
Senior Vice President,
Controller and Principal
Accounting Officer