Form 10-Q
period 1996-09-30
KEYSTONE FINANCIAL INC
filed 1996-11-14
CIK 717809

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

Common Stock ($2 par value): 38,005,429 as of October 31, 1996.

                     KEYSTONE FINANCIAL, INC.

                             INDEX                     PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - September 30, 1996
and December 31, 1995                                        3

Consolidated Statements of Income - Three months ended
September 30, 1996 and 1995 and nine months ended
September 30, 1996 and 1995                                  4

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1996 and 1995                                  6

Notes to Consolidated Financial Statements                   7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8

PART II.   OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable to the registrant.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits                                               15
(b)  Reports on Form 8-K

During the quarter ended September 30, 1996, the registrant filed a report on Form 8-K dated July 19, 1996 reporting under Item 5 earnings for the quarter ended June 30, 1996.

On July 25, 1996, the registrant filed a report on Form 8-K reporting under Item 5 an announcement of a three-for-two stock split and declaration of the regular quarterly cash dividend.

Signatures                                                  16

CONSOLIDATED STATEMENTS OF CONDITION
                                  September 30,    December 31,
                                      1996              1995
___________________________________________________________________________
ASSETS (in thousands)                   (UNAUDITED)     (NOTE)
___________________________________________________________________________
Cash and due from banks                $164,954    $182,459
Federal funds sold and other             46,772     109,422
Investment securities available
  for sale                              879,010     837,910
Investment securities held to
  maturity(market values
  1996-$378,672; 1995-$393,835)         377,999     385,262
Assets held for resale                   99,455      57,454

Loans and leases                      3,481,937   3,365,716
Allowance for credit losses            (44,495)    (44,377)
_________________________________________________________________________
Net Loans                             3,437,442   3,321,339

Premises and equipment                   73,183      70,888
Other assets                            107,314     110,051
__________________________________________________________________________
TOTAL ASSETS                         $5,186,129  $5,074,785
==========================================================================
LIABILITIES
__________________________________________________________________________
Noninterest-bearing deposits           $521,449    $532,663
Interest-bearing deposits             3,589,654   3,529,225
__________________________________________________________________________
Total Deposits                        4,111,103   4,061,888

Fed Funds purchased and security
  repurchase agreements                 267,433     260,543
Other short-term borrowings              33,434      19,298
__________________________________________________________________________
Total Short-Term Borrowings             300,867     279,841

FHLB borrowings                         169,786     163,771
Long-term debt                            2,518       4,048
Other liabilities                        99,276      84,543
__________________________________________________________________________
TOTAL LIABILITIES                     4,683,550   4,594,091
__________________________________________________________________________
SHAREHOLDERS' EQUITY
__________________________________________________________________________
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding
Common stock: $2.00 par value,
  authorized 50,000,000; issued
  38,182,896 - 1996 and
  25,256,369 - 1995                      76,366      50,512
Surplus                                  72,382      93,177
Retained earnings                       360,170     337,557
Deferred KSOP benefit expense           (1,375)     (1,750)
Treasury stock: 1996 - 18,000 shares
  at cost                                 (441)        ---
Net unrealized securities gains
  (losses) net of tax                   (4,523)       1,198
__________________________________________________________________________
TOTAL SHAREHOLDERS' EQUITY              502,579     480,694
__________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                               $5,186,129  $5,074,785
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

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
___________________________________________________________________
                                             Three Months Ended
                                                September 30,
                                               1996         1995
                                                  (unaudited)
___________________________________________________________________
INTEREST INCOME
___________________________________________________________________
Loans and fees on loans                       $74,802   $72,153
Investments - taxable                          16,675    13,464
Investments - tax exempt                        1,905     2,056
Federal funds sold & other                      1,621     2,965
Assets held for resale                          1,596       788
___________________________________________________________________
                                               96,599    91,426
___________________________________________________________________
INTEREST EXPENSE
___________________________________________________________________
Deposits                                       39,272    37,178
Short-term borrowings                           3,078     2,583
FHLB borrowings                                 2,267     3,003
Long-term debt                                     83       166
___________________________________________________________________
                                               44,700    42,930
___________________________________________________________________
NET INTEREST INCOME                            51,899    48,496
Provision for credit losses                     2,312     2,160
___________________________________________________________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  49,587    46,336
___________________________________________________________________
NONINTEREST INCOME
___________________________________________________________________
Trust and investment advisory fees              3,751     2,831
Service charges on deposit accounts             3,667     3,269
Mortgage banking income                         1,853     1,802
Fee income                                      3,514     3,329
Reinsurance income                                551       460
Other income                                    2,037     1,421
Net gains-equity securities                       ---         1
Net gains-debt securities                         ---         5
___________________________________________________________________
                                               15,373    13,118
NONINTEREST EXPENSE
_________________________________________________________________
Salaries                                       17,852    15,260
Employee benefits                               3,065     2,618
Occupancy expense (net)                         3,324     3,209
Furniture and equipment expense                 3,536     3,065
Deposit insurance                                 198       142
Other expense                                  12,806    12,512
___________________________________________________________________
                                               40,781    36,806
___________________________________________________________________
Income before income taxes                     24,179    22,648
Income tax expense                              7,154     7,215
___________________________________________________________________
NET INCOME                                    $17,025   $15,433
___________________________________________________________________
PER SHARE DATA *
___________________________________________________________________
Net income                                      $0.45     $0.43
Average number of shares outstanding      38,164,065  35,352,675
Dividends                                       $0.24     $0.23
___________________________________________________________________
* Restated for the three-for-two stock split declared in 1996.
The accompanying notes are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
_________________________________________________________________
                                       Nine Months Ended
                                         September 30,
                                        1996       1995
                                         (unaudited)
_________________________________________________________________
INTEREST INCOME
_________________________________________________________________
Loans and fees on loans               $224,617 $214,325
Investments - taxable                   48,541   42,369
Investments - tax exempt                 5,604    6,360
Federal funds sold & other               4,488    6,023
Assets held for resale                   3,360    1,208
_________________________________________________________________
                                       286,610  270,285
_________________________________________________________________
INTEREST EXPENSE
_________________________________________________________________
Deposits                               113,852  107,350
Short-term borrowings                    8,430    7,449
FHLB borrowings                          7,138    8,157
Long-term debt                             265      384
_________________________________________________________________
                                       129,685  123,340
_________________________________________________________________
NET INTEREST INCOME                    156,925  146,945
Provision for credit losses              6,336    6,502
_________________________________________________________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES          150,589  140,443
_________________________________________________________________
NONINTEREST INCOME
_________________________________________________________________
Trust and investment advisory fees      11,158      9,186
Service charges on deposit accounts     10,818      9,719
Mortgage banking income                  5,537      4,828
Fee income                              10,315      9,059
Reinsurance income                       1,675      1,542
Other income                             6,078      2,243
Net gains-equity securities                201        104
Net gains-debt securities                  352        288
_________________________________________________________________
                                        46,134     36,969
NONINTEREST EXPENSE
_________________________________________________________________
Salaries                                51,642     45,251
Employee benefits                        9,959      8,378
Occupancy expense (net)                 10,141      9,577
Furniture and equipment expense         10,296      9,070
Deposit insurance                          584      4,437
Other expense                           39,175     35,583
_________________________________________________________________
                                       121,797    112,296
_________________________________________________________________
Income before income taxes              74,926     65,116
Income tax expense                      23,311     20,006
_________________________________________________________________
NET INCOME                             $51,615    $45,110
_________________________________________________________________
PER SHARE DATA *
_________________________________________________________________
Net income                               $1.36      $1.28
Average number of shares outstanding  38,046,244  35,233,136
Dividends                                $0.72      $0.68
__________________________________________________________________
* Restated for the three-for-two stock split declared in 1996.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)
                                             Nine Months Ended
                                               September 30,
                                             1996        1995
                                               (in thousands)
____________________________________________________________________________
OPERATING ACTIVITIES:

Net Income                                         $51,615     $45,110
Adjustments to reconcile net income to
net cash provided by operating activities:

  Provision for credit losses                        6,336       6,502
  Provision for depreciation & amortization          9,780       8,972
  Deferred income taxes                             10,111       7,506
  Sale of assets held for resale                   326,342     116,682
  Origination of assets held for resale           (389,207)   (113,117)
  Decrease in interest receivable                      668       1,344
  Increase in interest payable                       8,175      11,455
  Other                                                153     (18,828)
_____________________________________________________________________________
NET CASH PROVIDED BY OPERATING ACTIVITIES           23,973      65,626
_____________________________________________________________________________

INVESTING ACTIVITIES:

Net decrease in interest-earning deposits            7,450       5,761
Available for sale securities:
   Sales                                            67,214      85,164
   Maturities                                      867,856     430,275
   Purchases                                      (986,404)   (428,088)
Held to maturity securities:
   Maturities                                       96,445      82,077
   Purchases                                       (89,279)    (30,878)
Net increase in loans                             (136,181)    (68,737)
Proceeds from sales of loans                        36,756      19,272
Purchase of loans                                     ---      (19,756)
Purchases of premises and equipment                (10,558)     (9,680)
Other                                                 (716)         56
____________________________________________________________________________

NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES (147,417)   65,466
____________________________________________________________________________
FINANCING ACTIVITIES:

Net increase in deposits                            49,215      20,307
Net increase (decrease) in short-term borrowings    21,026     (12,296)
Proceeds from FHLB borrowings                      254,420     133,352
Repayments of FHLB borrowings                     (248,405)   (107,169)
Net decrease in long-term debt                      (1,530)     (1,563)
Acquisition of treasury stock                         (441)     (3,229)
Cash dividends                                     (28,980)    (23,948)
Other                                                5,434       7,597
____________________________________________________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES           50,739      13,051
____________________________________________________________________________
INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                 (72,705)    144,143

Cash and cash equivalents at beginning of
  period                                           258,659     204,942
____________________________________________________________________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $185,954    $349,085
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

Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for 1996.

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

SUMMARY

Keystone's profit performance for the quarter ended September 30,
1996, exceeded results from the comparable period of 1995.   Net
income and earnings per share reached $17,025,000 and $0.45, respectively, compared to $15,433,000 and $0.43 (restated for the three-for-two stock split) in the third quarter of 1995. Third quarter results produced return on average assets of 1.32% and return on average equity of 13.63%.

Performance for the first nine months of 1996 exhibited similar improvement as net income rose to $51,615,000 from $45,110,000 in 1995. Earnings per share were $1.36 and $1.28 (restated for the three-for-two stock split), respectively, for the same periods, a 6.3% increase.

By comparison to 1995, results for 1996 have continued to be favorably affected by revenue expansion strategies. During the quarter, Keystone completed its acquisition of Key Investor Services, and now offers its full range of investments including fixed annuities, variable annuities, and mutual funds directly through Keystone's existing distribution channels. This acquisition, combined with steady performance from Martindale Andres & Co. (asset management services) and Keystone Financial Mortgage Company (mortgage banking), boosted noninterest revenues by 17% on a quarter-to-quarter basis.

Excluding the impact of acquisitions, aggregate noninterest expenses continued to moderate. Salary expenses grew as a result of employees added from the 1995 mergers, the acquisition of Key Investor and start up activities for the Phone Center, all of which are reflective of Keystone's efforts to expand its distribution channels. Keystone's ratio of noninterest expenses to revenue remained below 60%.

While performance results in 1996 exceeded those of the prior year, third quarter results were slightly below those achieved in the second quarter of this year. Net income declined from $17,733,000 in the second quarter to $17,025,000, while earnings per share receded from $0.47 to $0.45. Results between the second and third quarter were influenced by the impact of rising interest rates on deposits and by intense pricing competition on loans. Deposit costs, which are closely tied to movements in the treasury curve, rose from the second quarter while the prime rate, a significant driver of loan yields, remained stable. While these factors served to compress net interest spread in the third quarter, more recent trends reflect a general decline in treasury rates, which may reduce deposit costs and restore more favorable spreads.

Keystone's delinquency trends began to exhibit signs of stabilization in the third quarter. Through the first six months of 1996, banks throughout the country had experienced increases in delinquent consumer loan categories.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the nine-months ended September 30, 1996 and 1995 were as follows (in thousands):
                                                            Change
                               1996      1995       Volume      %
___________________________________________________________________
Cash and due from banks        $149,111  $151,107     $(1,996)   (1)%
Federal funds sold and
  other                         112,801   133,251     (20,450)  (15)
Investments                   1,189,486 1,068,899      120,587   11
Assets held for resale           57,184    21,350       35,834  168

Loans                         3,394,826 3,253,551      141,275    4
Allowance for credit losses     (44,999)  (44,039)        (960)  (2)
___________________________________________________________________
Net loans                     3,349,827  3,209,512     140,315    4

Other assets                    166,597    144,338      22,259   15
___________________________________________________________________
 TOTAL ASSETS                $5,025,006 $4,728,457    $296,549    6%
___________________________________________________________________
Noninterest-bearing deposits   $496,730   $469,101     $27,629    6%
Interest-bearing deposits     3,539,617  3,363,682     175,935    5
Short-term borrowings           259,540    202,403      57,137   28
FHLB borrowings                 147,163    180,177    (33,014)  (18)
Other liabilities                93,654     84,838       8,816   10
___________________________________________________________________
 TOTAL LIABILITIES            4,536,704  4,300,201     236,503    5
___________________________________________________________________
SHAREHOLDERS' EQUITY            488,302    428,256      60,046   14
___________________________________________________________________
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY       $5,025,006 $4,728,457    $296,549    6%
___________________________________________________________________

Loan growth during the period was affected by the impact of late
1995 mergers, the securitization and sale of both consumer mortgages and indirect loans, and the first quarter 1996 sale of the credit card portfolio. These activities are a result of Keystone's continued pro-active management of its balance sheet and use of capital. Excluding these factors, core growth approximated 5% and occurred primarily in consumer loans and leases. On the funding side, the most notable growth occurred in the variable rate CD, which provides customers with flexible liquidity and pricing options.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the nine months ended September 30, 1996 and 1995 (in thousands):

                       1996             1995                         INCREASE/
                                                                    (DECREASE)

                              YIELD/          YIELD/                    YIELD/
                   AMOUNT     RATE    AMOUNT  RATE            AMOUNT    RATE
_______________________________________________________________________________

Interest Income       $290,239  8.14% $274,591    8.19%    $15,648     (0.05)

Interest Expense       129,685  4.39   123,340    4.40       6,345     (0.01)
_______________________________________________________________________________
Net Interest Income   $160,554        $151,251             $ 9,303*
Interest Spread                 3.75%           3.79%                  (0.04)
Impact of Noninterest
   Funds                        0.74            0.71                    0.03
_______________________________________________________________________________
Net Interest Margin             4.49%           4.50%                 (0.01)
_______________________________________________________________________________
*The change in net interest income consisted primarily of favorable volume variances.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds.
Competitive pressures on loan pricing reduced earning asset yields while funding costs remained stable with 1995.

Interest income grew by 6% despite the decrease in overall asset yields from 8.19% in 1995 to 8.14% for the nine months ended September 30, 1996. The growth in interest income was attributable to an overall growth in both loans and earning assets, including those added in the late 1995 mergers. Loan growth continues to occur in consumer credit, principally in the area of leases and home equity loans.

Interest expense grew 5% in 1996 while the cost of funds remained stable at 4.39% compared to 4.40% for the first three quarters of 1995. Similar to the growth in interest income, the growth in interest expense was influenced by deposits added in late 1995 mergers.

As a result primarily of the growth in the balance sheet attributable to both the mergers and core growth, net interest income grew $9,303,000, or 6%, during the period ended September 30, 1996. Net interest spread, or the difference between earning asset yield and the cost of funds declined four basis points and was substantially offset by the positive impact of noninterest funding sources. Accordingly, net interest margin remained relatively constant at 4.49% compared to 4.50% in 1995.

NONINTEREST INCOME

The most dramatic improvement in financial performance occurred in total noninterest income, which increased $9,165,000 or 25% for the first three quarters of 1996 compared to the same period in 1995. The rate of growth is consistent with Keystone's strategic goals of providing a full-range of financial and investment services as well as continued efforts on expanding fee income.

Due to a 23% increase in assets under management from September 30, 1995 to the same period in 1996, trust and investment advisory fees increased from $9,186,000 year-to-date 1995 to $11,158,000 in 1996.
The fourth quarter 1995 acquisition of Martindale Andres & Company contributed to approximately half of the increase in assets under management.

Service charges on deposit accounts and fee income, which increased 11% and 14% respectively, benefitted from late 1995 mergers. Fee income, which includes ATM charges, should continue to grow as the number of ATM machines operated by Keystone increased 86% in the third quarter due to the agreement with Sheetz convenience stores.

Mortgage banking income generated by Keystone Financial Mortgage Corporation increased 14% for the nine months ended September 30, 1996. End of period mortgage loans "serviced for others" increased 9% from $510 million at September 30, 1995 to $555 million at the end of the third quarter of 1996.

Other income increased $3,835,000 from $2,243,000 year-to-date 1995 to $6,078,000 in 1996. The current year results include a $2 million gain on the sale of the credit card portfolio. In addition, late in 1995, Keystone began securitizing and selling indirect loans. The remaining increase in other income is primarily due to the servicing income stream generated by these securitizations, of which the balance serviced grew from $60 million at December 31, 1995, to $108 million at September 30, 1996. This income stream should continue to increase as additional loans are securitized and serviced.

NONINTEREST EXPENSES

Through September 30, 1996, total noninterest expenses reached $121,797,000 compared to $112,296,000 for the same period in 1995, an increase of $9,501,000 or 8%. The benefit of reduced FDIC insurance premiums was offset by increased expenses from the late 1995 mergers and acquisition.

Salary expense increased 14% on a year-to-date basis, as the number of average full-time equivalent employees (FTE's) increased 6% or from 2,318 for the first nine months in 1995 to 2,446 for the same period in 1996. The increase in average FTE's was due to merger and acquisition activity in late 1995, and the start-up of the phone banking center and Key Investor Services, both in the second quarter of 1996. In addition to the increase in FTE's, salary expense was impacted by annual merit increases and higher performance-based compensation including a newly adopted long-term incentive plan designed to maximize shareholder value, attract and retain qualified employees and recognize and reward contributions to the business.

Benefit expenses grew substantially compared to 1995. Keystone had realized the benefits of favorable claims experience in earlier periods which had reduced benefit expenses during 1995. Expenses during 1996 were also affected by the growth in the level of full-time equivalent employees as well as a general increase in medical and insurance costs.

Growth in both occupancy and equipment expenses was also related to the cost of facilities and equipment added in the late 1995 mergers and to Keystone's continuing investment in office reconfiguration initiatives and improvements to its delivery channels. Keystone will continue to make investments in expanding its ability to provide convenient and cost-effective customer delivery channels through initiatives such as the Key Call Center and office reconfiguration.

The reduction in FDIC insurance premiums served to mitigate increases in overall expenses as premiums declined $3,853,000 during 1996. On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted which provided for resolution of the capitalization of the Savings Association Insurance Fund (SAIF). Keystone, which has acquired a limited amount of SAIF-insured deposits, incurred no material insurance assessment.

Other expenses were affected by increased marketing and merchant card costs, both of which were associated with revenue expansion efforts; higher supplies expense due to converting acquired banks to Keystone's letterhead, and various nonrecurring expense accruals which occurred in the first quarter of 1996.

ASSET QUALITY

Keystone's allowance for credit losses at $44,495,000 was comparable to the allowance of $44,377,000 recorded at the end of 1995. The ratio of the allowance to loans declined slightly from 1.32% at December 31, 1995, to 1.28% at September 30, 1996, while the ratio of annualized net charge offs to loans remained relatively constant at .24% for the first nine months of 1996 versus .21% for all of 1995.

Keystone did experience an increase in the ratio of total risk elements to loans from 1.22% at the end of 1995 to 1.29% at September 30, 1996. This increase, which occurred primarily in the second quarter of 1996 in the 90-days past due consumer loan category, was attributable to two major factors. Keystone has been affected by many of the national trends influencing consumer delinquency which contributed not only to the increase in 90-days past due but also to increases in less severe past-due loan categories. Additionally, Keystone consolidated its collection function during the first half of 1996 in order to realize both cost efficiencies and the benefits associated with improved collection technology. During this period, delinquency trends were affected by the initial disruption normally associated with consolidation. During the third quarter, total risk elements declined slightly. Keystone continuously monitors changes in its delinquency trends.

The following table has been provided to compare nonperforming assets and total risk elements at September 30, 1996 to the balances at the end of 1995, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                    9/30/96        12/31/95
(dollars in thousands)

Nonaccrual loans                       $16,944        $16,740
Restructurings                             582            503
------------------------------------------------------------

Nonperforming loans                     17,526         17,243

Other real estate                        7,316          8,984
------------------------------------------------------------

Nonperforming assets                    24,842         26,227

Loans past due 90 days or more          20,094         14,995
------------------------------------------------------------
Total risk elements                    $44,936        $41,222
============================================================
Ratio to period-end loans:*

  Nonperforming assets                   .71%            .78%
  90-days past due                       .58             .44
------------------------------------------------------------
Total risk elements                     1.29%           1.22%
============================================================
Coverage Ratios:

  Ending allowance to nonper-
  forming loans                           254%           257%

  Ending allowance to risk elements**     118%           138%

  Ending allowance to net charge-offs
  (annualized)                            5.4X           6.5X
____________________________________________________________

*  The denominator consists of period-end loans and ORE.
** Excludes ORE.

Based upon the evaluation of loan quality, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

SHAREHOLDERS' EQUITY

Shareholders' equity at September 30, 1996 was $502,579,000 compared to $480,694,000 recorded at the end of 1995.
Correspondingly, the ratio of equity to assets increased from 9.47% at December 31, 1995 to 9.69% at September 30, 1996.

During the third quarter of 1996, Keystone declared a three-for-two stock split in the form of a 50% stock dividend, which increased shares outstanding by approximately 12.7 million. This stock split was declared in addition to Keystone's quarterly cash dividend.

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

                                          Regulatory Standards
                                          --------------------

                                           "Well-       Minimum
                       9/30/96  12/31/95 Capitalized"  Requirement
-----------------------------------------------------------------
Leverage ratio           9.43%     9.28%     5.00%       4.00%
Tier 1 ratio            13.56%    13.65%     6.00%       4.00%
Total capital ratio     14.80%    14.83%    10.00%       8.00%

Exhibit Index
-------------


Exhibit #        Description                  Page #
---------        ------------------------     ------

    27           Financial Data Schedule        17

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 13, 1996
-----------------------

Carl L. Campbell,
President and Chief Executive Officer



DATE: November 13, 1996
-----------------------

Mark L. Pulaski,
Senior Executive Vice President,
Chief Administrative Officer,
and Chief Financial Officer



DATE: November 13, 1996
-----------------------


Donald F. Holt,
Senior Vice President,
Controller and Principal
Accounting Officer