Form 10-K405
period 1996-12-31
KEYSTONE FINANCIAL INC
filed 1997-03-10
CIK 717809

[.tx]1-21

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996
                                   OR
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the transition period from _____________to______________
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

Common Stock $2.00 Par Value -- $931,078,000.

The number of shares outstanding of the registrant's class of common stock as of February 28, 1997:

Common Stock $2.00 Par Value -- 37,329,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholder report for the year ended December 31, 1996, are incorporated by reference into Parts I and II and portions of the Joint Proxy Statement/Prospectus of Keystone Financial, Inc. for the 1997 annual shareholders meeting are incorporated by reference into Part III.

                             FORM 10-K INDEX

PART I                                                            PAGE
-------                                                          -------
Item 1      Business                                                3

Item 2      Properties                                             11

Item 3      Legal Proceedings                                      12

Item 4      Submission of Matters to a Vote of Security
            Holders                                               Not
                                                                Applicable
PART II
-------
Item 5      Market for Registrant's Common Equity and
            Related Stockholder Matters                            13

Item 6      Selected Financial Data                                13

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    13

Item 8      Financial Statements and Supplementary Data            13

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
            on Form 8-K

                                 PART I
ITEM 1 - BUSINESS

Introduction

Keystone Financial, Inc. (Keystone) was formed in 1984 as a result of mergers between predecessor bank holding companies. Today, with assets of $5.2 billion, Keystone is the fifth largest banking corporation headquartered in the commonwealth of Pennsylvania.

Keystone is the parent of six community banks and various nonbank subsidiaries. The subsidiary banks, which consist of American Trust Bank, N.A., Frankford Bank, N.A., Keystone National Bank, Mid-State Bank and Trust Company, Northern Central Bank, and Pennsylvania National Bank, operate in twenty-seven Pennsylvania counties, two Maryland counties and one county in West Virginia.

Nonbank subsidiaries offer a variety of financial services including discount brokerage services, sales of mutual funds and annuities, asset management and investment advisory services, reinsurance, small equipment leasing, mortgage banking, and community development. None of the nonbank subsidiaries constitute a significant portion of Keystone's business. At December 31, 1996, Keystone and its subsidiaries had 2,444 full-time equivalent employees.

Keystone and its subsidiaries do not have any portion of their business dependent upon a single or a limited number of customers, the loss of which would have a material adverse effect on their business; no portion of their assets are concentrated within a single industry or group of related industries. The businesses of Keystone are not seasonal in nature. For a further description of the nature of Keystone's business, refer to the section entitled "Nature of Operations" contained within Exhibit 13.1.

Keystone's stock is traded in the over-the-counter market under the symbol of KSTN and is included in the National Market System of NASDAQ.

During 1996, Keystone announced the signing of definitive agreements to merge with Financial Trust Corporation, a financial institution with $1.2 billion of assets headquartered in Carlisle, Pennsylvania, and to acquire First Financial Corporation, a thrift holding company with assets of $361 million based in Cumberland, Maryland. Refer to the Notes to the Financial Statements section under the caption "Mergers and Acquisitions" within Exhibit 13.1 for additional information.

Legislation and Competition

Changes in banking legislation since 1982 have increased the competition experienced by banks and bank holding companies and expanded the opportunities to grow geographically and offer new types of financial services. Amendments to the Pennsylvania Banking Code in 1982 provided for the phased elimination of geographical branching restrictions for Pennsylvania banks and for the phased elimination of limitations on the number of Pennsylvania banks a bank holding company could own. In 1986, the Pennsylvania Banking Code was further amended to provide for the phased implementation of reciprocal interstate banking, limited initially to an eight-state region. Effective March 4, 1990, Pennsylvania state-chartered and national banks may, subject to regulatory approvals, establish or acquire branch offices anywhere in the state, and there is no numerical limit on the number of Pennsylvania banks a bank holding company may own. Also effective March 4, 1990, a bank holding company located in any state or the District of Columbia could acquire a Pennsylvania bank or bank holding company. Prior to the September 29, 1995 effective date of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act discussed below, this latter provision was subject to a reciprocity requirement.

The federal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") can be expected to provide further impetus to interstate mergers and acquisitions of banking organizations. Effective September 29, 1995, the Interstate Act permits bank holding companies in any state to acquire bank holding companies or banks located in any other state. States may not opt out of this provision but may prohibit the acquisition of banks less than five years old. Effective June 1, 1997, banks located in different states may merge, and bank holding companies with subsidiary banks in more than one state may merge them to form interstate branch networks. States may permit interstate bank mergers prior to this date or may opt out of this provision altogether. They may also prohibit de novo interstate branching or interstate acquisitions of branches without acquiring the entire bank. In July 1995, Pennsylvania enacted amendments to the Pennsylvania Banking Code intended, effective immediately, to permit Pennsylvania banks to engage in interstate mergers, to permit Pennsylvania banks to establish de novo branches in other states and, subject to a reciprocity requirement, to permit out-of-state banks to establish de novo branches in Pennsylvania. At least until June 1, 1997, an interstate merger involving a Pennsylvania bank and interstate branching by a Pennsylvania bank or by an out-of-state bank into Pennsylvania will also require authorizing legislation by the state in which the out-of-state bank or branch is located. The Interstate Act will necessitate some further adjustments and clarifications in the state banking laws of Pennsylvania and other states, particularly as regards the powers, examination and supervision of state-chartered banks with interstate branches.

The result of these developments has been an increased volume of merger activity involving Pennsylvania banks and bank holding companies since 1982; larger banking organizations have sought to position themselves to enter into state-wide and inter-state banking; smaller banking organizations have sought to increase their size in order to remain competitive on a regional basis. At the same time, deregulation of the banking industry has increased the opportunities to offer new types of financial services and enhanced the potential for competition from savings and loan associations, insurance companies, brokerage firms, and other nonbank financial institutions.

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

Keystone differentiates itself from its financial institution competitors by focusing on the customers and delivering products customized to meet their financial needs. The operating banks of Keystone maintain local management presence to ensure close personal service and local decision-making on the issues which directly affect the customer. At the same time, this structure allows Keystone to standardize products and services and centralize a significant portion of operations, data processing, and other functions which are less directly related to customer contact. This approach enables Keystone to effect improved cost management through economies of scale derived from standardization and centralization of these functions. In summary, Keystone believes that it derives a competitive advantage from this approach by providing personal, localized service in a cost efficient manner.

Although Keystone expects that competition will increase as a result of the factors described herein, the effects thereof, if any, on Keystone are not readily ascertainable.

Regulation and Supervision of Bank Holding Companies

Keystone is subject to regulation under the Bank Holding Company Act of 1956. A bank holding company is required to file annual reports and other information concerning its business operations and those of its subsidiaries with the Board of Governors of the Federal Reserve System (Federal Reserve Board). A bank holding company and each of its subsidiaries are also subject to examination by the Federal Reserve Board.

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

The Bank Holding Company Act prohibits a bank holding company from engaging in, or from acquiring direct or indirect ownership or control of more than 5% of the voting shares of, any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are so closely related to banking or to managing or controlling banks as to permit bank holding companies and subsidiaries formed for the purpose to engage in such activities, subject to Board approval in certain cases. These activities include operating a mortgage, consumer finance, credit card, or factoring company; servicing loans and other extensions of credit; providing certain investment and financial advice; leasing personal property; providing certain bookkeeping or financially-oriented data processing services; acting as an insurance agent for certain types of credit related insurance, and discount brokerage.

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

Regulation and Supervision of Banks

The banking subsidiaries of Keystone include both state-chartered banks (Mid-State Bank and Trust Company and Northern Central Bank) and banks chartered under the laws of the United States (American Trust Bank, N.A., Frankford Bank, N.A., Keystone National Bank, and Pennsylvania National Bank). Keystone's state-chartered banks are under the supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC) while the federally-chartered banks are supervised by the Office of the Comptroller of Currency (OCC). The supervisory agencies conduct regular examinations of the banks. All of the Keystone banking subsidiaries are federally-insured by the FDIC. In addition, the banks are subject, in certain instances, to the regulation of the Federal Reserve Board. The areas of operation of Keystone's subsidiary banks which are subject to regulation by federal and state laws, regulations and regulatory agencies include, among other things, reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosure, permissible types of loans and investments, trust operations, issuance of securities, and payment of dividends. In addition, the FDIC and OCC have issued to state nonmember banks and national banks, respectively, capital adequacy and risk-based capital guidelines similar to those adopted by the Federal Reserve Board for bank holding companies, as referred to above. Keystone's subsidiary banks are in compliance with all such guidelines.

As federally-insured banks, the state-chartered banks of Keystone must obtain the prior approval of the Pennsylvania Department of Banking and the FDIC before establishing any new branch banking office. The federally-chartered banks must obtain approval of the OCC and, to a limited extent, the Pennsylvania Department of Banking. Mergers of banks or thrifts located in Pennsylvania, Maryland, and West Virginia are subject to the prior approval of one or more of the following:
The applicable state department of banking, the FDIC, the Federal Reserve Board, the OCC, or the Office of Thrift Supervision. The approvals depend upon several factors, including whether the merged institution is a federally-insured state bank, a member of the Federal Reserve System, a national bank or a federal savings bank.

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

In 1994, Congress enacted the Riegle Community Development and Regulatory Improvement Act ("CDRIA"), a broad-based law primarily focused on ensuring that banks deliver services to financially underserved communities. In that connection, CDRIA established a fund to award financial grants to community development financial institutions and to promote their partnering with banks. Beyond community development, CDRIA made numerous changes to many provisions of federal banking law, for example, streamlining the bank holding company application process, liberalizing the makeup of national bank boards of directors, simplifying the establishment of bank service corporations, modifying management interlock rules, and tightening currency transaction reporting under the Bank Secrecy Act. CDRIA also amended an array of consumer protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, The Fair Credit Reporting Act, the Consumer Leasing Act, and the Flood Disaster Protection Act.

Late in 1996, Congress enacted the Economic Growth and Regulatory Paperwork Reduction Act (EGARPRA), which, like CDRIA, amended a variety of banking laws, by relieving certain regulatory burdens on banks and bank holding companies. Among other things, EGARPRA eliminated per branch capital requirements for national banks, eliminated branch applications for automated teller machines, expedited procedures for bank holding companies to engage in permissible nonbanking activities, modified rules for qualification of bank directors, liberalized standards for loans to bank insiders, and streamlined the bank examination process. In addition, EGARPRA recapitalized the Savings Association Insurance Fund of FDIC through special assessments on banks and thrift institutions and prepared for the development of a common bank charter for all insured depository institutions. EGARPRA also amended the Fair Credit Reporting Act and the Home Mortgage Disclosure Act and freed banks from liability under certain circumstances for environmental cleanup of real estate taken as loan collateral.

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

Executive Officers of the Corporation

Each executive officer has held the position indicated for at least five years.

Name             Age    Office with Keystone
---------------- ---    ----------------------
Carl L. Campbell  53    President, Chief Executive Officer and Director

George H. Groves  52    Senior Executive Vice President and Chief
                        Banking Officer

Mark L. Pulaski   43    Senior Executive Vice President, Chief
                        Administrative Officer, and Chief Financial Officer

Ben G. Rooke      47    Executive Vice President, Counsel and Secretary

The officers of Keystone Financial, Inc., serve at the pleasure of the Board of Directors and are not elected for any specified term of office.

ITEM 2 - PROPERTIES

The headquarters of Keystone Financial, Inc., is located at One Keystone Plaza, Harrisburg, Pennsylvania. This office space is leased under an agreement scheduled to expire in 2002 with three consecutive renewal options each for five years.

The main office of American Trust Bank, N.A. is located at 81 Baltimore Street in Cumberland, Maryland and is owned by American Trust Bank. Of the fourteen community offices of American Trust Bank, nine are owned and five are leased.

Frankford Bank, N.A. is headquartered at 601 Dresher Road, Horsham, Pennsylvania in a facility which contains executive and administrative offices and a full-service banking center. Frankford operates twenty-eight banking facilities of which twenty-one are leased, and seven are owned. Six of the leased facilities are owned by and leased from Key Trust Company, a wholly-owned subsidiary of Keystone.

Keystone National Bank is headquartered at, and conducts limited banking operations from, its leased facility at 2270 Erin Court, Lancaster,
Pennsylvania. This facility is also utilized as the headquarters of its wholly-owned subsidiary, Keystone Financial Mortgage Corporation.

Mid-State Bank and Trust Co. owns its headquarters located at 1130 Twelfth Avenue, Altoona, Pennsylvania. The five-story building contains executive offices as well as a full-service banking facility. The bank also owns an operations center, which houses the primary data processing facility for Keystone, and is located in Bellwood, Pennsylvania. Mid-State Bank owns twenty-three of its thirty-two banking offices, while the remaining nine offices are leased. In addition, Keystone and Mid-State lease office space for various administrative and back-office functions in three buildings in Altoona, including a building owned by a partnership in which a Keystone board member is a partner.

The headquarters for Northern Central Bank is at 102 West Fourth Street, Williamsport, Pennsylvania, in a three-story building which contains executive offices and a full-service banking facility. An operations center is also located in Williamsport and both facilities are owned by Northern Central Bank. The bank owns a total of thirty of its banking offices while the six remaining offices are leased.

Pennsylvania National Bank and Trust Company is headquartered at One South Centre Street in Pottsville, Pennsylvania, in a facility which contains executive and administrative offices as well as a full-service banking center. The Bank also owns an operations center located in St. Clair, Pennsylvania. In addition to
                                   11
the headquarters facility, the Bank operates thirty banking offices of which twenty-three are owned by the Bank and seven are leased.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The sections of Exhibit No. 13.1 entitled "Report of Ernst & Young LLP, Independent Auditors", "Consolidated Financial Statements", and notes thereto, and "Quarterly Statements of Income" are incorporated herein by reference.

                                PART III

ITEM 10     - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11     - EXECUTIVE COMPENSATION

ITEM 12     - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13     - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Items 10 - 13, is incorporated herein by reference to the information appearing under the following captions in the definitive Joint Proxy Statement/Prospectus for Keystone's 1997 Annual Meeting of Shareholders:

-- Introduction - Trust Department Shares
-- Other Proposals for Keystone Shareholders-Election of Keystone Directors
-- Information Concerning Keystone-Keystone Executive Compensation
-- Information Concerning Keystone-Other Information Concerning Keystone
   Directors and Executive Officers
-- Information Concerning Keystone-5% Beneficial Owners of Keystone Common Stock

The  other  information  appearing  in such  Joint  Proxy/Statement  Prospectus, including without limitation that appearing under the captions "Other Information Concerning Keystone - Keystone Human Resources Committee 1996 Report on Executive Compensation" and "Other Information Concerning Keystone- Keystone Stock Price Performance Graph" is not incorporated herein.

                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a)(1)(2)   The response  to this portion of Item 14 is listed below.
(a)(3) Listing of Exhibits - The exhibits are listed on the Exhibit Index beginning on page 18 of this Form 10-K.
(b)         Reports on Form 8-K are listed below.
(c) Exhibits - The exhibits listed on the Exhibit Index beginning on page 18 of this Form 10-K are filed herewith or are incorporated by reference.
(d)         Schedules - listed under Item 14 (a)(1)(2) below.

Item 14(a)(1)(2) List of Financial Statements and Financial Statement
Schedules

The following consolidated financial statements and report of independent auditors of Keystone Financial, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

      Report of independent auditors

      Consolidated statements of condition - December 31, 1996, and 1995

      Consolidated statements of income - Years ended December 31, 1996, 1995, and 1994

      Consolidated statements of changes in shareholders' equity -Years ended December 31, 1996, 1995, and 1994

      Consolidated statements of cash flows - Years ended December 31, 1996, 1995, and 1994

      Notes to consolidated financial statements

Schedules  to  the  consolidated  financial  statements  as  per  Article  9  of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable, and therefore have been omitted.

Item 14(b)  Reports on Form 8-K

During the quarter ended December 31, 1996, the registrant filed the following reports on Form 8-K:


 Date of Report            Item           Description
--------------------      -----   ----------------------------------------------
September 30, 1996          5     Earnings release for the third quarter

November 26, 1996           5     Press release regarding First Financial
                                  Corporation of Western Maryland

December 20, 1996           5     Press release regarding Financial Trust
                                  Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant)Keystone Financial, Inc.




                              By:   Carl L. Campbell
                                    --------------------------------
                                    Chief Executive Officer

                              Date: March 7, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 7, 1997, by the following persons on behalf of the registrant and in the capacities indicated.


Carl L. Campbell                        Mark L. Pulaski
------------------------------------    ----------------------------------------
President, Chief Executive Officer,     Senior Executive Vice President, Chief
& Director                              Administrative Officer, and Chief
                                        Financial Officer
Donald F. Holt
------------------------------------
Senior Vice President, Controller,
and Principal Accounting Officer


A. Joseph Antanavage, Jr.               June B. Barry
------------------------------------    ----------------------------------------
Director                                Director

J. Glenn Beall, Jr.                     Paul I. Detwiler, Jr.
------------------------------------    ----------------------------------------
Director                                Director

Donald Devorris                         Richard W. DeWald
------------------------------------    ----------------------------------------
Director                                Director

Gerald E. Field                         Walter W. Grant
------------------------------------    ----------------------------------------
Director                                Director

Philip C. Herr, II                      Uzal H. Martz, Jr.
------------------------------------    ----------------------------------------
Director                                Director

Max A. Messenger                        William L. Miller
------------------------------------    ----------------------------------------
Director                                Director

Don A. Rosini                           F. Dale Schoeneman
------------------------------------    ----------------------------------------
Director                                Director

Ronald C. Unterberger                   G. William Ward
------------------------------------    ----------------------------------------
Director                                Director

                                 EXHIBIT INDEX
                   (Pursuant to Item 601 of Regulation S-K)

================================================================================
  Exhibit                  Description and Method
    No.                          of Filing
================================================================================
    3.1     Restated Articles of Incorporation of Keystone
            Financial, Inc., as amended through July 29, 1996, incorporated by reference to Exhibit 4.1 of Form
            S-4 of Keystone Financial, Inc. (No. 333-20283) filed on January 23, 1997.

    3.2 By-Laws of Keystone Financial, Inc., as amended to May 14, 1992, incorporated by reference to
            Exhibit 3.2 of Form 10-K of Keystone Financial, Inc.
            for the year ended December 31, 1992.

    4.1 Keystone Financial, Inc. Series A Junior Partici-pating Preferred Stock Purchase Rights Agreement dated January 25, 1990, incorporated by reference to
            Exhibit 1 to Form 8-A filed on February 9, 1990.

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

================================================================================
  Exhibit                  Description and Method
    No.                          of Filing
================================================================================

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

================================================================================
  Exhibit                  Description and Method
    No.                          of Filing
================================================================================
  10.10* Keystone Financial, Inc. 1992 Stock Incentive Plan, incorporated herein by reference to Exhibit A of the Proxy Statement of Keystone Financial, Inc., dated
              April 2, 1992.

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

  10.15*      Keystone Financial, Inc. Management Stock Ownership
              Program, incorporated herein by reference to Exhibit
              10.15 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1995.

  10.16* Keystone Financial, Inc. 1996 Performance Unit Plan, incorporated herein by reference to Exhibit 99.16 of Amendment No. 1 to Form S-4 of Keystone Financial,
              Inc. (No. 333-20283), filed contemporaneously herewith.

================================================================================
  Exhibit                  Description and Method
    No.                          of Filing
================================================================================
  10.17 Agreement and Plan of Reorganization dated as of December 19, 1996 between Keystone Financial, Inc.
             and Financial Trust Corp and Agreement and Plan of
             Merger dated as of December 19, 1996 between Keystone Financial, Inc. and Financial Trust Corp.
             incorporated herein by reference to Exhibit 2.1 of Form S-4 of Keystone Financial, Inc. (No. 333-20283) filed on January 23, 1997.

  10.18 Agreement and Plan of Reorganization dated as of November 26, 1996 between Keystone Financial, Inc. and First Financial Corporation of Western Maryland incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of First Financial Corporation of Western Maryland dated December 2, 1996.

   13.1      Portions of the Annual Report to Shareholders of
             Keystone Financial, Inc., for the year ended December 31, 1996, filed herewith.

   22.1      Subsidiaries of Registrant, filed herewith.

   23.1 Consent of Ernst & Young LLP, independent auditors, filed herewith.

   27.1      Financial Data Schedule, filed herewith.

--------------------------------------------------------------------------------
*The exhibits marked by an asterisk (*) are management contracts or compensatory plans or arrangements.
                                      21