Form 10-Q
period 1997-03-31
KEYSTONE FINANCIAL INC
filed 1997-05-15
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Common Stock ($2 par value): 37,220,000 as of April 30, 1997.

                        KEYSTONE FINANCIAL, INC.

                                 INDEX                           PAGE
                                                                 ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition -
March 31, 1997 and December 31, 1996                               3

Consolidated Statements of Income - Three months ended
March 31, 1997 and 1996
                                                                   4

Consolidated Statements of Cash Flows - Three months ended
March 31, 1997 and 1996                                            5

Notes to Consolidated Financial Statements                         6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            7

PART II.   OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable to the registrant.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits                                                     14
(b)  Reports on Form 8-K

Signatures                                                        15

CONSOLIDATED STATEMENTS OF CONDITION

                                                   March 31,      December 31,
                                                     1997            1996
--------------------------------------------------------------------------------
ASSETS (in thousands)

                                                   (UNAUDITED)     (NOTE)
--------------------------------------------------------------------------------
Cash and due from banks                            $139,843       $167,403
Federal funds sold and other                        101,230         78,354
Investment securities available
  for sale                                          655,986        856,380
Investment securities held to
  maturity(market values
  1997-$373,829; 1996-$383,526)                     374,655        379,958
Loans held for resale                               281,165         51,225

Loans and leases                                  3,494,457      3,553,662
Allowance for credit losses                         (45,882)       (45,016)
--------------------------------------------------------------------------------
Net Loans                                         3,448,575      3,508,646

Premises and equipment                               75,735         74,407
Other assets                                        112,508        114,895
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $5,189,697     $5,231,268
================================================================================
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                       $501,670       $511,931
Interest-bearing deposits                         3,578,410      3,585,180
--------------------------------------------------------------------------------
Total Deposits                                    4,080,080      4,097,111

Fed Funds purchased and security
  repurchase agreements                             246,781        299,895
Other short-term borrowings                          26,029         26,175
--------------------------------------------------------------------------------
Total Short-Term Borrowings                         272,810        326,070

FHLB borrowings                                     239,261        205,929
Long-term debt                                        1,928          2,154
Other liabilities                                   104,370         92,697
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 4,698,449      4,723,961
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding                             ---            ---
Common stock: $2.00 par value,
  authorized 75,000,000; issued
  38,357,448 - 1997 and
  38,228,160 - 1996                                  76,715         76,456
Surplus                                              74,993         73,201
Retained earnings                                   375,610        368,172
Deferred KSOP benefit expense                        (1,125)        (1,249)

Treasury stock: 1,139,271 - 1997
and 320,000 - 1996 shares at cost                   (30,309)        (8,186)
Net unrealized securities losses,
  net of tax                                         (4,636)        (1,087)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          491,248        507,307
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $5,189,697     $5,231,268
================================================================================
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                       1997          1996
                                                           (unaudited)
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                              $77,705        $75,417
Investments - taxable                                 15,832         16,207
Investments - tax exempt                               1,894          1,820
Federal funds sold & other                               800          1,528
Loans held for resale                                  1,616            443
--------------------------------------------------------------------------------
                                                      97,847         95,415
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                              38,507         37,223
Short-term borrowings                                  3,137          2,863
FHLB borrowings                                        3,183          2,642
Long-term debt                                             8             96
--------------------------------------------------------------------------------
                                                      44,835         42,824
--------------------------------------------------------------------------------
NET INTEREST INCOME                                   53,012         52,591
Provision for credit losses                            3,674          1,988
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                         49,338         50,603
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                     4,136          3,681
Service charges on deposit accounts                    3,508          3,462
Fee income                                             4,086          3,309
Mortgage banking income                                1,518          1,698
Other secondary market income                            513            459
Reinsurance income                                       884            586
Other income                                           4,202          2,231
Net gains-equity securities                              ---            104
Net gains-debt securities                                 19            348
--------------------------------------------------------------------------------
                                                      18,866         15,878
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                              18,426         16,971
Employee benefits                                      3,997          3,830
Occupancy expense (net)                                3,489          3,488
Furniture and equipment expense                        4,060          3,355
Other expense                                         13,748         13,853
--------------------------------------------------------------------------------
                                                      43,720         41,497
--------------------------------------------------------------------------------
Income before income taxes                            24,484         24,984
Income tax expense                                     7,355          8,127
--------------------------------------------------------------------------------
NET INCOME                                           $17,129        $16,857
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income                                             $0.46          $0.44
Dividends                                              $0.26          $0.24
Average number of shares outstanding              37,552,848     37,950,453
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                         1997        1996
                                                          (in thousands)
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                             $17,129     $16,857
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                            3,674       1,988
  Provision for depreciation & amortization              3,586       3,198
  Deferred income taxes                                  7,355       8,127
  Sale of loans held for resale                         16,463      45,018
  Origination of loans held for resale                 (82,293)    (61,933)
  Decrease in interest receivable                        3,319       2,202
  Increase (decrease)in interest payable                   990        (115)
  Other                                                  4,199      (1,812)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES    (25,578)     13,530
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net (increase)decrease in interest-earning deposits     15,714      (3,180)
Available for sale securities:
   Sales                                                61,669      15,926
   Maturities                                          237,534     373,586
   Purchases                                          (104,685)   (343,305)
Held to maturity securities:
   Maturities                                            6,845      63,415
   Purchases                                            (1,606)    (47,986)
Net (increase) decrease in loans                      (112,482)      7,940
Proceeds from sales of loans                             4,837      23,177
Purchases of premises and equipment                     (4,975)     (2,689)
Other                                                      580        (403)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES              103,431      86,481
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net decrease in deposits                               (17,031)    (71,509)
Net decrease in short-term borrowings                  (53,260)    (46,496)
Proceeds from FHLB borrowings                          137,952      26,069
Repayments of FHLB borrowings                         (104,620)   ( 19,621)
Net decrease in long-term debt                            (226)       (448)
Acquisition of treasury stock                          (22,123)        ---
Cash dividends                                          (9,691)    (10,685)
Other                                                    2,176       1,653
--------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                  (66,823)   (121,037)
--------------------------------------------------------------------------------

INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                      11,030     (21,026)

Cash and cash equivalents at beginning of
  period                                               209,203     258,659
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $220,233    $237,633
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

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

Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for 1997.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1996, as contained in the Annual Report to Shareholders.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Various provisions of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became effective for transactions occurring in 1997. Adoption of the provisions of this statement, which provides new accounting and reporting standards for sales, securiti-zations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishments of liabilities, did not have a significant impact on Keystone's financial condition or results of operations.

During the first  quarter of 1997,  the  Financial  Accounting  Standards  Board
(FASB) issued Statement No. 128, "Earnings per Share", which will be effective for reporting periods ending after December 15, 1997. This statement will require disclosure of both basic and diluted earnings per share. The statement will require restatement of all prior period earnings per share data pre-sented. This standard, if implemented, would not have significantly impacted reported earnings per share amounts for the first quarter of 1997 and is not expected to have a significant impact on Keystone's historical or future earnings per share amounts.

RECENTLY APPROVED ACQUISITIONS
------------------------------

On May 8, 1997 the shareholders of First Financial Corporation of Western Maryland (FFWM) approved Keystone's acquisition of FFWM. Keystone's acquisition of Financial Trust Corp. (FTC) was approved by FTC shareholders on May 7, 1997, and by Keystone shareholders on May 8, 1997. Both transactions are expected to be completed in the second quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

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

SUMMARY
-------

Keystone recorded improved financial performance in the first quarter of 1997, as net income reached $17,129,000 and earnings per share grew to $0.46. This performance reflected increases from first quarter 1996 net income of $16,857,000 and earnings per share of $0.44. Growth in earnings per share was 4.5% in the first quarter as return on average assets (ROA) and return on average equity (ROE) in 1997 were 1.34% and 13.91%, respectively, virtually constant with first quarter 1996 measures.

Performance in 1997 has been affected by stable net interest income, continued improvement in noninterest income, and controlled growth in overhead expenses. Interest income grew nearly 3% and was bolstered by loan growth of approximately 6.4%, including increases in commercial real estate and consumer credit. The improvement in interest income performance was attributable to higher loan volumes but was partially offset by higher funding costs, including the higher costs of deposit products with interest rates comparable to alternative investment offerings with similar risk characteristics.

Noninterest revenues continued to be influenced by the strength of the improving level of trust and investment management fees which grew 12% from the first quarter of 1996. Performance was also aided by higher levels of ATM fees and a $2,500,000 gain from the sale of community offices pursuant to Keystone's office reconfiguration strategy.

Overhead expenses grew 5.4% due to the impact of a slight increase in full-time equivalent employees and Keystone's efforts to provide market competitive compensation.

Keystone was also able to improve the allowance to loans ratio to 1.31% from 1.27% at the end of 1996. The loan loss provision, which grew to $3,674,000 in 1997 from $1,988,000 in the first quarter of 1996, was responsive to increased loan growth and higher charge-off levels.

Keystone continued to manage its capital base through acquisition of treasury shares as authorized by its Board of Directors. Shares totaling approximately
1.1 million have been acquired through March 31, 1997, pursuant to this authorization.

AVERAGE STATEMENT OF CONDITION
-------------------------------

The average balance sheets for the three-months ended March 31, 1997 and 1996 were as follows (in thousands):
                                                                 Change
                                      1997        1996           Volume      %
-------------------------------------------------------------------------------
Cash and due from banks            $146,113     $143,239         $2,874      2%
Federal funds sold and other         57,771      114,703        (56,932)   (50)
Investments                       1,153,485    1,193,590        (40,105)   ( 3)
Loans held for resale                73,186       21,052         52,134    248

Loans                             3,608,887    3,392,181        216,706      6
Allowance for credit losses         (45,429)     (45,101)          (328)     1
-------------------------------------------------------------------------------
Net loans                         3,563,458    3,347,080        216,378      6

Other assets                        179,987      163,939         16,048     10
-------------------------------------------------------------------------------
 TOTAL ASSETS                    $5,174,000   $4,983,603       $190,397      4%
-------------------------------------------------------------------------------
Noninterest-bearing deposits       $485,216     $486,975        ($1,759)     -%
Interest-bearing deposits         3,579,027    3,502,319         76,708      2
Short-term borrowings               290,358      261,202         29,156     11
FHLB borrowings                     215,862      167,145         48,717     29
Other liabilities                   104,260       83,730         20,530     25
-------------------------------------------------------------------------------
 TOTAL LIABILITIES                4,674,723    4,501,371        173,352      4
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                499,277      482,232         17,045      4
-------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $5,174,000   $4,983,603       $190,397      4%
-------------------------------------------------------------------------------

Substantive loan growth occurred during the quarter in consumer leases, commercial loans, and dealer floor plan financings. The growth was funded by a combination of maturing investments, deposit growth, and increased borrowings. The growth that occurred in deposits was offset, to some degree, by branch sales occurring during the quarter.

NET INTEREST INCOME
-------------------

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the quarter ended March 31, 1997 and 1996 (in thousands):

                                                                       Increase/
                                 1997                    1996         (Decrease)
                                       YIELD/                  YIELD/              YIELD/
                            AMOUNT     RATE         AMOUNT     RATE     AMOUNT     RATE
-----------------------------------------------------------------------------------------
Interest income            $99,119     8.18%       $96,614     8.21%    $2,505     (0.03)
Interest expense            44,835     4.45%        42,824     4.38%     2,011      0.07
-----------------------------------------------------------------------------------------
Net interest income        $54,284                 $53,790                $494
Interest spread                        3.73%                   3.83%               (0.10)
Impact of noninterest funds            0.73%                   0.73%                 --
-----------------------------------------------------------------------------------------
Net interest margin                    4.46%                   4.56%               (0.10)
-----------------------------------------------------------------------------------------
*The change in net interest  income  consisted  primarily  of  favorable  volume variances.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Competitive pricing pressures both reduced earning asset yields and increased funding costs from 1996.

Interest income grew 2.6% during the first quarter of 1997 compared to the same quarter in 1996, while the yield on earning assets, influenced by competitive pressures, declined three basis points. Loan growth was primarily responsible for the increase in interest income and occurred primarily in consumer leases, commercial loans and dealer floor plan financings.

Interest expense increased 4.7% during the first quarter of 1997 compared to 1996, due primarily to a seven basis point increase in the cost of funds. Customers continued to move deposits from transaction accounts to higher cost time deposits such as the variable rate CD. Funding trends during the quarter included increases in higher cost short-term and FHLB borrowings.

The decline in earning asset yields and higher funding costs narrowed the spread ten basis points from 3.83% for the first quarter of 1996 to 3.73% for the same quarter of 1997. The net interest margin declined a similar amount, from 4.56% to 4.46%, as the impact of noninterest funds remained stable.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses increased $1,686,000 or 84.8% in the first quarter of 1997 compared to 1996, and was influenced by both a 6.4% increase in average loans and a 35.1% increase in net charge-offs from the first quarter of 1996 to the same quarter in 1997.

Consistent with the trend occurring throughout much of the industry, Keystone experienced higher consumer loan charge-offs towards the end of 1996 and during the first quarter of 1997.
                                        9

NONINTEREST INCOME
--------------------

Total noninterest income increased $2,988,000 or 18.8% from the first quarter of 1996 to the same quarter of 1997. Growth of 12.4% occurred in trust and investment advisory fees, as assets under management increased 7%. Fee income, which was benefitted by the ATM machines added through the contract with Sheetz convenience stores, increased $777,000 or 23.5%.

Pursuant to Keystone's office reconfiguration strategy, community offices were sold in the first quarter of 1997 which contributed approximately $2,500,000 to other income. First quarter 1996 results had benefitted from a $2,000,000 gain recognized on the sale of the credit card portfolio. Excluding these gains in both 1997 and 1996, other income increased approximately $1,500,000 primarily from increased sales of annuity products through Key Investor Services.

NONINTEREST EXPENSES
--------------------

Growth in noninterest expenses totaled $2,223,000 or 5.4% from the first quarter of 1996 to the same period in 1997. Over half of the increase occurred in salary expense, which increased 8.6%, and was impacted by merit increases, the implementation of an integrated performance-based compensation program, and a 2% increase in employees added for the KeyCall phone center and Key Investor Services.

Furniture and equipment expense, which increased 21% in the first quarter of 1997, was impacted by equipment maintenance and rent on the ATM machines added through the contract with Sheetz. In addition, continued technological investments in fixed assets, including purchases to start up KeyCall, resulted in higher levels of depreciation expense in the first quarter of 1997 compared to the same quarter in 1996.

Although other expense for the first quarter of 1997 remained comparable to 1996, prior year amounts included various nonrecurring expense accruals. Absent these accruals, other expense grew approximately 11%. Increases were attributable to expenses directly associated with revenue expansion opportunities including marketing, telephone, reinsurance and merchant card expenses.

ASSET QUALITY
-------------

Keystone's allowance for credit losses totaled $45,882,000 at March 31, 1997 compared to an allowance of $45,016,000 at the end of 1996. The increase in the provision for credit losses in the first quarter of 1997 resulted in a ratio of the allowance for credit losses to loans of 1.31%, slightly improved from the year-end 1996 ratio. The ratio of annualized net charge offs to loans of 0.32% for the first quarter of 1997, while higher than the ratio of 0.25% for the first quarter of 1996, reflected slight improvement from the final quarter of
1997.   Refer  to  the  Provision  for  Credit  Losses  section  for  additional information.

The following table provides a comparative summary of the activity in the allowance for credit losses for the three-month periods ended March 31, 1997 and 1996.

                                                    1997          1996
------------------------------------------------------------------------

Allowance for Credit Losses:

Balance at beginning of period                    $45,016       $44,377
Loans charged-off:
 Commercial                                          (318)         (218)
 Real estate secured                                 (555)         (563)
 Consumer                                          (2,101)       (1,706)
 Lease Financing                                     (429)         (269)
------------------------------------------------------------------------
Total loans charged-off                            (3,403)       (2,756)
------------------------------------------------------------------------
Recoveries:
 Commercial                                            82            271
 Real estate secured                                  231            105
 Consumer                                             248            252
 Lease financing                                       34             50
-------------------------------------------------------------------------
Total recoveries                                      595            678
-------------------------------------------------------------------------
Net loans charged-off                              (2,808)        (2,078)
Provision for credit losses                         3,674          1,988
-------------------------------------------------------------------------
Balance at end of period                          $45,882        $44,287
-------------------------------------------------------------------------
 Net loans charged-off to average loans*            0.32%          0.25%
-------------------------------------------------------------------------
 Provision for credit losses to average loans*      0.41%          0.24%
-------------------------------------------------------------------------
 Allowance for credit losses to loans               1.31%          1.32%
-------------------------------------------------------------------------
*Annualized

Total risk elements increased slightly during the first quarter of 1997. As a result, the ratio of total risk elements to loans increased slightly from 1.25% at December 31, 1996 to 1.30% at March 31, 1997. Consumer loan delinquencies, which have increased throughout much of the industry, drove Keystone's slight increase in risk elements and are being monitored closely.

The following table has been provided to compare nonperforming assets and total risk elements at March 31, 1997 to the balances at the end of 1996, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                          March 31,       December 31,
(dollars in thousands)                      1997             1996
-------------------------------------------------------------------------

Nonaccrual Loans                          $19,859           $18,913

Restructurings                                371               393
-------------------------------------------------------------------------

Nonperforming loans                        20,230            19,306

Other real estate                           6,658             7,414
-------------------------------------------------------------------------

Nonperforming assets                       26,888            26,720

Loans past due 90 days or more             18,457            17,649
-------------------------------------------------------------------------

Total risk elements                       $45,345           $44,369
-------------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                        .77%              .75%

  90-days past due                            .53               .50
-------------------------------------------------------------------------

Total risk elements                          1.30%             1.25%
-------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans      227%              233%


 Ending allowance to risk elements**          119%              122%

 Ending allowance to annualized
  net charge-offs                             4.0X              4.9X
--------------------------------------------------------------------------

* The denominator consists of period-end loans and ORE.
**Excludes ORE.

Based upon the evaluation of loan quality, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

CAPITAL MANAGEMENT
------------------

In accordance with a board authorized share repurchase program, Keystone held 1,139,000 shares in treasury at March 31, 1997, at a total cost of $30,309,000. These shares were purchased over the course of 1996 and the first quarter of 1997. The program, as amended in January, 1997, allows for up to 1,200,000 shares to be repurchased. In a separate action, the Board of Directors also authorized the repurchase of up to 1,500,000 additional shares to be issued in the previously announced purchase acquisition of First Financial Corporation of Western Maryland (FFWM).

Due to share repurchases, shareholders' equity at March 31, 1997 declined to $491,248,000 from $507,307,000 at the end of 1996. Correspondingly, the ratio of equity to assets decreased from 9.70% at December 31, 1996 to 9.47% at March 31, 1997.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                      Regulatory Standards
                                                     ---------------------

                         March 31,  December 31,    Well          Minimum
                           1997        1996      Capitalized    Requirement
---------------------------------------------------------------------------

Leverage ratio             9.34%       9.64%       5.00%           4.00%
Tier 1                    12.40%      13.54%       6.00%           4.00%
Total capital ratio       13.58%      14.77%      10.00%           8.00%


On April 18, 1997, Keystone filed a Form S-3 with the Securities and Exchange Commission providing information of its intent to offer up to $400,000,000 of medium term notes for sale to the general public through its subsidiary, Keystone Financial Mid-Atlantic Funding Corp. In May 1997, Keystone intends to sell $100,000,000 of the securities, the proceeds of which will be used for general corporate purposes including to finance the acquisition of FFWM.

Item 6(a) Exhibits:



Exhibit #                     Description                     Page #
----------                    --------------                 -------


    27                   Financial Data Schedule                16






ITEM 6(b) Reports on Form 8-K:

During the quarter ended March 31, 1997, the registrant filed the following reports on Form 8-K:


Date of Report           Item            Description
---------------          -----           ---------------------------------------

December 31, 1996           5            Earnings release for the fourth quarter
                                         and year ended December 31, 1996

January 23, 1997            5            Press release announcing the share
                                         repurchase program

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 14 1997
-----------------------


/s/ Carl L. Campbell
-----------------------
Carl L. Campbell,
President and Chief Executive Officer



DATE: May 14, 1997
-----------------------


/s/ Mark L. Pulaski
-----------------------
Mark L. Pulaski,
Senior Executive Vice President,
Chief Administrative Officer,
and Chief Financial Officer



DATE: May 14, 1997
-----------------------


/s/ Donald F. Holt
-----------------------
Donald F. Holt,
Senior Vice President,
Controller and Principal
Accounting Officer