Form 10-Q
period 1997-06-30
KEYSTONE FINANCIAL INC
filed 1997-08-14
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Common Stock ($2 par value): 51,768,000 as of July 31, 1997.

                        KEYSTONE FINANCIAL, INC.

                                 INDEX                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition -
June 30, 1997 and December 31, 1996                                3

Consolidated  Statements of Income - Three months ended
June 30, 1997 and 1996, and six months ended June 30, 1997
and 1996                                                           4

Consolidated Statements of Cash Flows - six months ended
June 30, 1997 and 1996                                             6

Notes to Consolidated Financial Statements                         7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9

PART II.   OTHER INFORMATION

Items 1,2,3 and 5 have been omitted since they are not applicable to the registrant.

ITEM 4.   Submission of Matters to a Vote of                      18
          Security Holders

ITEM 6.   Exhibits and Reports on Form 8-K                        19

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                        20

CONSOLIDATED STATEMENTS OF CONDITION

                                                    June 30,    December 31,
                                                      1997          1996
--------------------------------------------------------------------------------
(in thousands)

ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                            $225,829       $206,972
Federal funds sold and other                        100,953         81,413
Investment securities available
  for sale                                        1,073,211      1,210,094
Investment securities held to
  maturity(market values
  1997-$457,201; 1996-$383,526)                     453,364        379,958
Loans held for resale                               207,374         51,225

Loans and leases                                  4,592,755      4,336,470
Allowance for credit losses                         (64,900)       (56,256)
--------------------------------------------------------------------------------
Net Loans                                         4,527,855      4,280,214

Premises and equipment                              110,029         97,932
Other assets                                        182,220        142,771
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $6,880,835     $6,450,579
================================================================================
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                       $648,231       $625,536
Interest-bearing deposits                         4,663,256      4,434,185
--------------------------------------------------------------------------------
Total Deposits                                    5,311,487      5,059,721

Fed Funds purchased and security
  repurchase agreements                             366,582        368,886
Other short-term borrowings                          30,252         29,078
--------------------------------------------------------------------------------
Total Short-Term Borrowings                         396,834        397,964

FHLB borrowings                                     260,137        224,203
Long-term debt                                      102,029          2,573
Other liabilities                                   151,127        105,712
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 6,221,614      5,790,173
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding                           ---            ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  52,725,705 - 1997 and
  52,320,142 - 1996                                 105,451        104,640
Surplus                                             149,490        139,213
Retained earnings                                   431,855        422,018
Deferred KSOP benefit expense                        (1,423)        (1,249)
Treasury stock:1,105,931 - 1997
and 333,966 - 1996 shares at cost                   (29,876)        (8,412)
Net unrealized securities gains,
  net of tax                                          3,724          4,196
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          659,221        660,406
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $6,880,835     $6,450,579
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            June 30,
                                                      1997           1996
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                            $100,063        $91,485
Investments - taxable                                20,048         19,232
Investments - tax exempt                              3,184          3,212
Federal funds sold & other                            1,674          1,384
Loans held for resale                                 1,835          1,321
--------------------------------------------------------------------------------
                                                    126,804        116,634
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                             47,988         45,646
Short-term borrowings                                 4,423          3,090
FHLB borrowings                                       3,949          2,310
Long-term debt                                          981             93
--------------------------------------------------------------------------------
                                                     57,341         51,139
--------------------------------------------------------------------------------
NET INTEREST INCOME                                  69,463         65,495
Provision for credit losses                           3,659          2,307
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        65,804         63,188
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                    5,155          4,294
Service charges on deposit accounts                   4,258          4,373
Fee income                                            4,908          3,969
Mortgage banking income                               2,744          1,978
Other secondary market income                           278            637
Reinsurance income                                      768            706
Other income                                          2,318            857
Net gains (losses) - equity securities                 (120)           360
Net losses - debt securities                           (324)           (46)
--------------------------------------------------------------------------------
                                                     19,985         17,128
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                             22,289         19,904
Employee benefits                                     4,189          4,065
Occupancy expense (net)                               4,031          3,948
Furniture and equipment expense                       4,408          3,923
Special charges                                      11,410            ---
Other expense                                        17,441         15,810
--------------------------------------------------------------------------------
                                                     63,768         47,650
--------------------------------------------------------------------------------
Income before income taxes                           22,021         32,666
Income tax expense                                    7,039          9,897
--------------------------------------------------------------------------------
NET INCOME                                          $14,982        $22,769
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income                                            $0.29          $0.43
Dividends                                             $0.26          $0.24
Average number of shares outstanding             51,320,373     52,116,068
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
--------------------------------------------------------------------------------
                                                        Six Months Ended
                                                            June 30,
                                                     1997             1996

--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                            $194,957        $183,682
Investments - taxable                                40,024          38,677
Investments - tax exempt                              6,310           6,346
Federal funds sold & other                            2,508           3,017
Loans held for resale                                 3,451           1,764
--------------------------------------------------------------------------------
                                                    247,250         233,486
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                             94,507          91,095
Short-term borrowings                                 8,515           6,588
FHLB borrowings                                       7,381           4,996
Long-term debt                                          995             197
--------------------------------------------------------------------------------
                                                    111,398         102,876
--------------------------------------------------------------------------------
NET INTEREST INCOME                                 135,852         130,610
Provision for credit losses                           7,453           4,441
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                       128,399         126,169
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                    9,999           8,605
Service charges on deposit accounts                   8,405           8,428
Fee income                                            9,429           7,654
Mortgage banking income                               4,262           3,659
Other secondary market income                           801           1,105
Reinsurance income                                    1,788           1,386
Other income                                          6,671           3,229
Net gains-equity securities                             ---             516
Net gains(losses)-debt securities                      (295)            328
--------------------------------------------------------------------------------
                                                     41,060          34,910
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                             43,909          39,881
Employee benefits                                     8,680           9,035
Occupancy expense (net)                               8,143           8,115
Furniture and equipment expense                       8,989           7,779
Special charges                                      11,410             ---
Other expense                                        33,999          32,244
--------------------------------------------------------------------------------
                                                    115,130          97,054
--------------------------------------------------------------------------------
Income before income taxes                           54,329          64,025
Income tax expense                                   16,576          19,595
--------------------------------------------------------------------------------
NET INCOME                                          $37,753         $44,430
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income                                             $0.73          $0.85
Dividends                                              $0.52          $0.48
Average number of shares outstanding              51,474,552     52,078,605
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                              June 30,
                                                         1997        1996
                                                          (in thousands)
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                             $37,753     $44,430
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                            7,453       4,441
  Provision for depreciation & amortization              8,275       7,814
  Deferred income taxes                                  9,626       7,157
  Special charges accrual                                7,751         ---
  Sale of loans held for resale                        213,825     274,551
  Origination of loans held for resale                (202,932)   (271,786)
  Increase in interest receivable                       (1,338)     (1,468)
  Increase in interest payable                           6,516       3,199
  Other                                                 (6,132)     (3,846)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               80,797      64,492
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net decrease in interest-earning deposits               28,406       5,266
Available for sale securities:
   Sales                                               129,237      75,594
   Maturities                                          409,746     646,616
   Purchases                                          (406,000)   (731,149)
Held to maturity securities:
   Maturities                                           27,316      83,473
   Purchases                                           (53,939)    (73,545)
Net increase in loans                                 (213,866)    (79,539)
Proceeds from sales of loans                            84,521      25,536
Purchases of premises and equipment                    (10,676)     (7,467)
Other                                                   (3,753)     (3,277)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                   (9,008)    (58,492)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                    (20,920)     29,848
Net decrease in short-term borrowings                   (1,130)    (18,275)
Proceeds from FHLB borrowings                          168,242      39,244
Repayments of FHLB borrowings                         (167,358)    (69,354)
Issuance of long-term debt                             100,000         ---
Repayments of long-term debt                              (544)     (1,102)
Acquisition of treasury stock                          (61,349)        ---
Cash dividends                                         (27,915)    (23,734)
Other                                                    5,327       2,656
--------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                   (5,647)    (40,717)
--------------------------------------------------------------------------------

INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                      66,142     (34,717)

Cash and cash equivalents at beginning of
  period                                               251,472     308,598
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $317,614    $273,881
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

Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for 1997.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1996, as contained in the Annual Report to Shareholders.

RECENTLY CONSUMMATED MERGERS
----------------------------

On May 30, Keystone completed the merger of Financial Trust Corp (Financial Trust), a financial institution with $1.2 billion of assets headquartered in Carlisle, Pennsylvania. Under the terms of the agreement, each Financial Trust shareholder received Keystone common stock at a fixed exchange ratio of 1.65 shares for each Financial Trust share, resulting in the issuance of 14.2 million shares of Keystone stock. The merger was accounted for under the pooling of interests method of accounting, and, as such, all prior period information has been restated.

The results of operations of Financial Trust were combined with Keystone for the six months ended June 30, 1996, as follows (in thousands):

                                               Financial      Consolidated
                                  Keystone        Trust         Keystone
------------------------------------------------------------------------------

Net interest income               $105,026       $25,584        $130,610
Net income                          34,590         9,840          44,430
------------------------------------------------------------------------------


Net interest income and net income for Keystone and Financial Trust from the beginning of 1997 to the date of consummation, May 30, 1997, is presented below:

                                                 Financial   Consolidated
                                  Keystone         Trust       Keystone
------------------------------------------------------------------------------

 Net interest income               $89,411         $22,623       $112,034
 Net income                         28,773           9,225         37,998
------------------------------------------------------------------------------


On May 29, Keystone completed the merger of First Financial Corporation of Western Maryland (First Financial), a thrift holding company with assets approximating $355 million based in Cumberland, Maryland. Under the terms of the agreement with First Financial, each of its shareholders received Keystone common stock at a fixed exchange ratio of 1.29 shares of Keystone for each First Financial share, or cash. The stock issuance of 1.6 million Keystone shares amounted to 60% of the total consideration of $76 million, and as such, the transaction was accounted for as a purchase. The results of First Financial have been included herein from the consummation date of May 29, 1997.

Pro forma results of operations as though First Financial had been combined with Keystone at the beginning of the periods presented do not differ materially from the consolidated results presented herein.


SPECIAL CHARGES EXPENSE
-----------------------

During the second quarter, Keystone recorded previously announced special charges associated with the merger of Financial Trust. These charges, which totaled $11.4 million, included the estimated expenses for professional services, employment matters, system conversions and occupancy and equipment.

The following summarizes the activity in the special charge accrual (in thousands):

                                                       Paid
                                    Initial           During       Balance at
                                    Accrual         2nd Quarter   June 30, 1997
------------------------------------------------------------------------------


Professional                        $2,400           $2,050           $350
Employment matters                   1,700               11          1,689
Integration and conversion           2,785            1,598          1,187
Net occupancy and equipment          2,575              ---          2,575
Other                                1,950              ---          1,950
------------------------------------------------------------------------------

                                   $11,410           $3,659         $7,751
------------------------------------------------------------------------------



The majority of the remaining expenses is expected to be paid in the second half of 1997.


LONG-TERM DEBT
--------------

On May 15, 1997, a fully-owned subsidiary of Keystone, Keystone Financial Mid-Atlantic Funding Corp., issued $100 million of senior medium term notes under a $400 million shelf registration statement. The notes, which mature on May 15, 2004, provide for semi-annual interest payments at a fixed rate of 7.3%, and are unconditionally guaranteed by Keystone. The proceeds from the issuance of the notes were primarily used to finance the acquisition of First Financial and to fund share repurchases.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement 130, "Reporting Comprehensive Income," which will be effective for fiscal years beginning after December 15, 1997, and require reclassification of financial statements for earlier periods. This Statement will require the reporting and prominent display of comprehensive income and its components in the financial statements. The impact to Keystone of adoption is not expected to be significant based on conditions in existence at June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone Financial, Inc. (Keystone). Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent daily average balances, unless otherwise indicated. Prior period information has been restated to give effect to the merger of Financial Trust Corp (Financial Trust), which was accounted for under the pooling of interests method of accounting.

SUMMARY
-------

Net income for the first half of 1997 reached $37,753,000 or $0.52 per share, resulting in a return on average assets (ROA) of 1.17% and return on average equity (ROE) of 11.73%. Results for the second quarter and the six month period ended June 30, 1997 included the negative impact of the previously announced special charges of $11.4 million associated with the merger of Financial Trust. Additionally, approximately $500,000 of investment losses were incurred as a result of post-consummation portfolio restructuring. Together, these items reduced net income by $8.6 million or 17 cents per share for both the second quarter and first half of 1997.

Excluding the special charges and investment losses, earnings per share, ROA and ROE reached $0.90, 1.44% and 14.35%, respectively, for the six months ended June 30, 1997 compared to $0.85, 1.45% and 14.23% for the same period in 1996, an increase of 5.9% in earnings per share.

Core operating performance reflected improvement from 1996 year-to-date results due to increased net interest income, sustained improvement in noninterest revenue, effective credit risk management, and controlled expense growth.

Earning asset and loan growth, in part due to the purchase acquisition of First Financial Corporation of Western Maryland (First Financial), drove an improvement of 4% in net interest income for the first six months of 1997 versus the same period in 1996.

Noninterest revenue, an area of particular focus for Keystone, reflected increases in the majority of categories. The most notable growth occurred in trust fees, due to increases in assets under management, and in fee income, due to the continued expansion of the ATM network. Other income for the first six months of 1997 included gains from the sale of bank branches approximating $3.8 million, while 1996 included a $2 million gain from the sale of the credit card portfolio.

Excluding the special charges, growth in overhead expense for the first half of the year was 7%, and reflected the impact of the acquisition of First Financial, increased incentive-based compensation, the expanded ATM network, and increased activity at the KeyCall phone center. Expressed as a percentage of total revenue, overhead expense excluding special charges was 57.13% for the first half of 1997, slightly improved from a ratio of 57.46% for the same period in 1996. On-going improvement should be achieved from operating efficiencies attributable to the recent acquisitions.

Asset quality performance ratios reflected modest improvement, as total delinquent loans expressed as a percent of period end loans declined from 1.93% at December 31, 1996 to 1.70% at June 30, 1997, while the ratio of the allowance for credit losses to nonperforming loans increased from 285% at year-end 1996 to 301% at June 30, 1997.


Since December 31, 1996, Keystone repurchased approximately 2.3 million shares in connection with previously announced programs.

AVERAGE STATEMENT OF CONDITION
-------------------------------

The average balance sheets for the six-months ended June 30, 1997 and 1996 were as follows (in thousands):
                                                                     Change
                                      1997        1996           Volume      %
-------------------------------------------------------------------------------
Cash and due from banks            $179,807     $182,201        $(2,394)   (1)%
Federal funds sold and other         93,195      114,120        (20,925)  (18)
Investments                       1,488,280    1,506,932        (18,652)   (1)
Loans held for resale                91,576       51,279         40,297    79

Loans                             4,448,114    4,121,209        326,905     8
Allowance for credit losses         (58,294)     (56,213)        (2,081)    4
-------------------------------------------------------------------------------
Net loans                         4,389,820    4,064,996        324,824     8

Other assets                        247,722      217,502         30,220    14
--------------------------------------------------------------------------------

 TOTAL ASSETS                    $6,490,400   $6,137,030       $353,370     6 %
--------------------------------------------------------------------------------
Noninterest-bearing deposits       $598,636     $595,691         $2,945   --- %
Interest-bearing deposits         4,465,478    4,354,497        110,981     3
Short-term borrowings               367,220      301,399         65,821    22
FHLB borrowings                     247,474      156,253         91,221    58
Other long-term debt                 25,447        4,110         21,337   519
Other liabilities                   137,067       98,947         38,120    39
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                5,841,322    5,510,897        330,425     6
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                649,078      626,133         22,945     4
-------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $6,490,400   $6,137,030       $353,370     6 %
-------------------------------------------------------------------------------


Loan growth was strong despite the sale of approximately $259 million of consumer mortgages in the second quarter of 1997. Expansion occurred primarily in commercial real estate and consumer installment loans and lease categories.

Funding for loan growth was obtained from deposit growth, maturities and sales of investments, and increased borrowing activity, primarily FHLB advances.

Long-term debt increased due to the May issuance of $100 million in medium term notes.

NET INTEREST INCOME
-------------------

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 1997 and 1996 (in thousands):

                                                                             Increase/
                                    1997                1996                 (Decrease)
                                       YIELD/                  YIELD/              YIELD/
                            AMOUNT     RATE         AMOUNT     RATE     AMOUNT     RATE
-----------------------------------------------------------------------------------------

Interest income           $251,627     8.27%      $237,728     8.22%   $13,899      0.05
Interest expense           111,398     4.40        102,876     4.29      8,522     (0.11)
-----------------------------------------------------------------------------------------
Net interest income       $140,229                $134,852              $5,377
Interest spread                        3.87%                   3.93%               (0.06)
Impact of noninterest funds            0.73                    0.72                 0.01
-----------------------------------------------------------------------------------------
Net interest margin                    4.60%                   4.65%               (0.05)
---------------------------------------------------------------------------------------
*The change in net interest income consisted primarily of favorable volume variances.


Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The acquisition of First Financial in late May contributed approximately 24% of the total increase in net interest income of $5,377,000.

Interest income grew 6% during the first half of 1997 compared to the same period in 1996, due primarily to core loan growth, the addition of First Financial, and a five basis point increase in the total yield on earning assets. Interest expense increased 8% during the first half of 1997 compared to the same period in 1996, due primarily to an eleven basis point increase in the cost of funds. The increase in the cost of funds was driven by the continued movement of deposits from transaction and savings accounts into higher rate CD's and other time deposits, as well as the impact of interest expense from the medium term notes issued in the latter part of May.

In summary, funding costs have increased at a pace in excess of the improvement in the yield on earning assets, which had the effect of narrowing the spread six basis points from 3.93% for the first six months of 1996 to 3.87% for the same period of 1997. The net interest margin declined similarly, from 4.65% to 4.60%, as the impact of the reinvestment of noninterest funds remained stable.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses increased $3,012,000 or 68% in the first half of 1997 compared to 1996, and was influenced by increases in both loans and net charge-offs. Consistent with national trends, Keystone is experiencing a higher level of consumer loan charge-offs in 1997, though past due levels have improved since the end of 1996. Expressed as a percentage of average loans, the provision reached 0.34% for the first half of 1997 versus 0.22% for the same period in 1996.

NONINTEREST INCOME
--------------------

Keystone continued to demonstrate strong growth in noninterest income which in total increased $6,150,000 or 18% from the first six months of 1996 to the same period in 1997. The most notable growth occurred in trust and investment advisory fees, ATM and other fee income, and mortgage banking, all areas on which Keystone has been placing greater focus. Keystone also recorded gains from the sale of several community offices as part of its strategic management of its delivery system.

Trust and investment management fees increased $1,394,000 or 16% compared to last year. During the first quarter, Keystone unveiled its Key Premier funds, a family of seven mutual funds designed to meet a wide range of investment opportunities. This continued focus on expanded product offerings and the expertise provided through the Martindale Andres $ Co., Inc, subsidiary, contributed to the growth in revenue from asset management activities.

Fee income, which includes revenue from credit card activities and electronic banking services, increased $1,775,000 or 23% compared to last year. Such fees were benefitted by the expansion of our ATM network into convenience stores, and the increased popularity of the KeyCheck debit card.

Mortgage banking income demonstrated an increase of $603,000 or 16% compared to the first six months of 1996. In connection with Keystone's asset and liability management activities, and in light of the acquisition of First Financial, Keystone conducted a thorough review of its mortgage portfolio. Mortgage loans totaling approximately $259 million were sold, resulting in a gain of approximately $300,000 included in second quarter results.

Pursuant to Keystone's strategy of office reconfiguration, community offices were sold in the first half of 1997 which contributed approximately $3.8 million to other income. First quarter 1996 results had benefitted from a $2,000,000 gain recognized on the sale of the credit card portfolio. Excluding these gains in both 1997 and 1996, other income increased approximately $1,642,000 primarily from increased sales of investment products.

NONINTEREST EXPENSES
--------------------

Excluding special charges associated with the Financial Trust merger, growth in noninterest expenses totaled $6,666,000 or 7% from the first half of 1996 to the same period in 1997. Over half of the increase occurred in salary expense, which increased 10% and was impacted by: merit increases; the implementation of an integrated performance-based compensation program; and an increase in employees due to the second quarter purchase acquisition, expanded services at the KeyCall phone center, and full implementation of Key Investor Services.

Furniture and equipment expense, which increased 16% in the first half of 1997, was impacted by higher equipment maintenance and rent on ATM machines due to the expansion of Keystone's network into convenience stores. In addition, continued technological investments in fixed assets resulted in higher levels of depreciation expense in the first half of 1997 compared to 1996.

Excluding various nonrecurring expense accruals made in the first quarter of 1996, other expenses increased nearly 10% for the first six months of 1997 compared to the same period in 1996. Increases were primarily related to revenue expansion activities and occurred in the categories of reinsurance expense, marketing, telephone, ATM processing and merchant card fees.

ASSET QUALITY
-------------

Keystone's allowance for credit losses reached $64,900,000 or 1.41% of loans at June 30, 1997, compared to 1.30% of loans at the end of 1996. The increase in the allowance expressed as a percentage of loans is responsive to an increase in the level of net charge offs, which reached 0.32% of outstanding loans for the first six months of 1997 compared to 0.22% for the same period in 1996.

The following table provides a comparative summary of the activity in the allowance for credit losses for the six-month periods ended June 30, 1997 and 1996(in thousands).

                                                    1997          1996
-------------------------------------------------------------------------

Allowance for Credit Losses:

Balance at beginning of period                    $56,256        $55,415
Allowance obtained through merger                   8,311            ---
Loans charged-off:
 Commercial                                          (682)          (984)
 Real estate secured                               (1,305)        (1,341)
 Consumer                                          (5,061)        (2,889)
 Lease financing                                   (1,260)          (412)
-------------------------------------------------------------------------
Total loans charged-off                            (8,308)       (5,626)
-------------------------------------------------------------------------
Recoveries:
 Commercial                                           154            347
 Real estate secured                                  365            248
 Consumer                                             563            509
 Lease financing                                      106             79
-------------------------------------------------------------------------
Total recoveries                                    1,188          1,183
-------------------------------------------------------------------------
Net loans charged-off                              (7,120)        (4,443)
Provision for credit losses                         7,453          4,441
-------------------------------------------------------------------------
Balance at end of period                          $64,900        $55,413
-------------------------------------------------------------------------
 Net loans charged-off to average loans*            0.32%          0.22%
-------------------------------------------------------------------------
 Provision for credit losses to average loans*      0.34%          0.22%
-------------------------------------------------------------------------
 Allowance for credit losses to loans               1.41%          1.33%
-------------------------------------------------------------------------
*Annualized

Total risk elements expressed as a percentage of loans remained stable at 1.11% at the end of June compared to December 31, 1996, while the coverage ratio of the allowance for credit losses expressed as a percentage of total risk elements improved from 141% to 152% during the same period. Delinquent loans, which consist of loans more than 30 days past due and still accruing interest, decreased as a percentage of total loans, from 1.93% at December 31, 1996 to 1.70% at June 30, 1997.

The following table has been provided to compare nonperforming assets and total risk elements at June 30, 1997 to the balances at the end of 1996, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                          June 30,         December 31,
(dollars in thousands)                     1997                 1996
-------------------------------------------------------------------------------

Nonaccrual loans                          $21,021           $19,350

Restructurings                                561               393
-------------------------------------------------------------------------------

Nonperforming loans                        21,582            19,743

Other real estate                           8,223             8,305
-------------------------------------------------------------------------------

Nonperforming assets                       29,805            28,048

Loans past due 90 days or more             21,064            20,141
-------------------------------------------------------------------------------

Total risk elements                       $50,869           $48,189
-------------------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                        .65%              .65%

  90-days past due                            .46               .46
-------------------------------------------------------------------------------

Total risk elements                          1.11%             1.11%
-------------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans      301%              285%


 Ending allowance to risk elements**          152%              141%

 Ending allowance to annualized
  net charge-offs                             4.5X              6.1X
-------------------------------------------------------------------------------

* The denominator consists of period-end loans and ORE.
**Excludes ORE.

Based upon the evaluation of loan quality and other relevant factors, management believes that the allowance for credit losses is adequate to absorb credit risk in the portfolio.

CAPITAL MANAGEMENT
------------------

In accordance with board authorized share repurchase programs, Keystone purchased 2.6 million shares for treasury during 1996 and the first half of 1997, at a cost of nearly $70 million. Approximately 1.5 million of the repurchased shares were reissued in connection with the purchase acquisition of First Financial.

As previously announced, and in accordance with the board of directors' authorization, Keystone's share repurchase programs terminated concurrent with the consummation of the Financial Trust merger to satisfy pooling of interests accounting requirements.

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

                                                       Regulatory Standards
                                                       ---------------------

                         June 30,  December 31,    Well          Minimum
                           1997        1996      Capitalized    Requirement
---------------------------------------------------------------------------

Leverage ratio             9.08%      10.03%       5.00%           4.00%
Tier 1                    12.27%      14.43%       6.00%           4.00%
Total capital ratio       13.52%      15.66%      10.00%           8.00%

The decline in the above ratios can be attributed to the influence of the planned share repurchases as well as the acquisition of First Financial. Similarly, the ratio of equity to assets decreased from 10.24% at December 31, 1996 to 9.58% at June 30, 1997.

PART II - ITEM 4:

Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on May 8, 1997. Proxies were solicited by management pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The proposal to approve the Agreement and Plan of Reorganization and the Agreement and Plan of Merger between Keystone and Financial Trust Corp, were submitted to a vote at the meeting and approved. Nominees for the six director positions were elected. All other matters submitted to a vote of shareholders were also approved, and the shareholder vote thereon was as follows:


The approval of Agreement and Plan of Reorganization and Agreement and Plan of Merger between the Corporation and Financial Trust Corp:

              For       Against      Abstaining
---------------------------------------------------

          25,049,471    159,865        326,495

Election of Directors:
                                For      Withheld
---------------------------------------------------

 June B. Barry             28,041,222      529,355
 J.Glenn Beall, Jr.        28,309,610      260,967
 Richard W. DeWald         28,333,976      236,601
 Gerald E. Field           28,339,159      231,418
 Philip C. Herr, II        28,332,923      237,654
 William L. Miller         28,345,581      224,996


The ratification of the appointment of Ernst & young LLP as independent auditors of the Corporation for 1997:

              For             Against   Abstaining
---------------------------------------------------

          28,358,486          54,525      447,471

Proposal to adopt the amendment to the Restated Articles to increase authorized number of Common Stock to 100,000,000 shares:

              For             Against   Abstaining
---------------------------------------------------

          28,358,486          54,525      447,471

Proposal to adopt the 1996 Performance Unit Plan:

              For             Against   Abstaining
---------------------------------------------------

          24,267,141          944,223     466,345

Proposal to adopt the 1997 Stock Incentive Plan:

              For             Against   Abstaining
---------------------------------------------------

          21,174,573         4,001,359    501,359

For further information concerning these matters, refer to the definitive proxy statement date April 4, 1997 in the registrant's file, which is incorporated herein by reference.

ITEM 6(a) Exhibits:
  Exhibit #                     Description                      Page #
 ----------                    -------------                    --------


    27                    Financial Data Schedule                  21






ITEM 6(b) Reports on Form 8-K:

During the quarter ended June 30, 1997, the registrant filed the following reports on Form 8-K:



Date of Report           Item            Description
---------------          -----           ---------------------------------------

May 30, 1997                2            Merger of Financial Trust
April 18, 1997              5            Earnings release for the quarter
                                         ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 1997
-----------------------


/S/ Carl L. Campbell
-----------------------
Carl L. Campbell,
President and Chief Executive Officer



DATE: August 14, 1997
-----------------------


/s/ Mark L. Pulaski
-----------------------
Mark L. Pulaski,
Senior Executive Vice President,
Chief Administrative Officer,
and Chief Financial Officer



DATE: August 14, 1997
-----------------------


/s/ Donald F. Holt
-----------------------
Donald F. Holt,
Senior Vice President,
Controller and Principal
Accounting Officer