Form 10-Q
period 1997-09-30
KEYSTONE FINANCIAL INC
filed 1997-11-14
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Common Stock ($2 par value):51,947,468 as of October 31, 1997.

                        KEYSTONE FINANCIAL, INC.

                                 INDEX                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition -
September 30, 1997 and December 31, 1996                           3

Consolidated  Statements  of Income - Three months ended
September 30, 1997 and 1996, and nine months ended
September 30, 1997 and 1996                                        4

Consolidated Statements of Cash Flows - nine months ended
September 30, 1997 and 1996                                        6

Notes to Consolidated Financial Statements                         7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            8

PART II.   OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable to the registrant.

ITEM 6.   Exhibits and Reports on Form 8-K                        16

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                        17

CONSOLIDATED STATEMENTS OF CONDITION

                                                  September 30, December 31,
                                                      1997          1996
--------------------------------------------------------------------------------
(in thousands, except share data)

ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                            $230,214       $206,972
Interest bearing deposits with banks                 44,398         36,913
Federal funds sold                                   42,150         44,500
Investment securities available
  for sale                                        1,022,384      1,210,094
Investment securities held to
  maturity(market values
  1997-$503,585; 1996-$383,526)                     495,786        379,958
Loans held for resale                                40,667         51,225

Loans and leases                                  4,735,762      4,336,470
Allowance for credit losses                         (65,006)       (56,256)
--------------------------------------------------------------------------------
Net Loans                                         4,670,756      4,280,214

Premises and equipment                              112,924         97,932
Other assets                                        178,955        142,771
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $6,838,234     $6,450,579
================================================================================
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                       $652,568       $625,536
Interest-bearing deposits                         4,664,109      4,434,185
--------------------------------------------------------------------------------
Total Deposits                                    5,316,677      5,059,721

Federal funds purchased and security
  repurchase agreements                             365,263        368,886
Other short-term borrowings                          27,894         29,078
--------------------------------------------------------------------------------
Total Short-Term Borrowings                         393,157        397,964

FHLB borrowings                                     204,329        224,203
Long-term debt                                      101,950          2,573
Other liabilities                                   144,172        105,712
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 6,160,285      5,790,173
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock; $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding                            ---            ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  53,019,054 - 1997 and
  52,320,142 - 1996                                 106,038        104,640
Surplus                                             155,874        139,213
Retained earnings                                   443,022        422,018
Deferred KSOP benefit expense                        (1,299)        (1,249)
Treasury stock:1,105,931 - 1997
and 333,966 - 1996 shares at cost                   (29,876)        (8,412)
Net unrealized securities gains,
  net of tax                                          4,190          4,196
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          677,949        660,406
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $6,838,234     $6,450,579
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                         September 30,
                                                      1997           1996

--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                            $104,314        $92,096
Investments - taxable                                21,422         20,505
Investments - tax exempt                              2,986          3,205
Federal funds sold & other                            1,485          1,668
Loans held for resale                                 2,008          1,596
--------------------------------------------------------------------------------
                                                    132,215        119,070
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                             50,247         47,655
Short-term borrowings                                 4,676          3,851
FHLB borrowings                                       3,640          2,355
Long-term debt                                        1,883             94
--------------------------------------------------------------------------------
                                                     60,446         53,955
--------------------------------------------------------------------------------
NET INTEREST INCOME                                  71,769         65,115
Provision for credit losses                           4,319          2,494
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        67,450         62,621
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                    5,442          4,276
Service charges on deposit accounts                   4,409          4,337
Fee income                                            5,303          3,999
Mortgage banking income                               2,665          1,727
Other secondary market income                           503          1,255
Reinsurance income                                      702            735
Other income                                          1,801          1,532
Net gains - equity securities                         2,917             10
Net gains - debt securities                             607             19
--------------------------------------------------------------------------------
                                                     24,349         17,890
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                             24,348         21,024
Employee benefits                                     4,473          4,095
Occupancy expense (net)                               4,166          3,980
Furniture and equipment expense                       4,832          4,078
Other expense                                        17,712         16,539
--------------------------------------------------------------------------------
                                                     55,531         49,716
--------------------------------------------------------------------------------
Income before income taxes                           36,268         30,795
Income tax expense                                   11,668          8,508
--------------------------------------------------------------------------------
NET INCOME                                          $24,600        $22,287
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income                                            $0.48          $0.43
Dividends                                             $0.26          $0.24
Average number of shares outstanding             51,834,406     52,243,456
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                         September 30,
                                                      1997           1996

--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                            $299,271        $275,778
Investments - taxable                                61,446          59,182
Investments - tax exempt                              9,296           9,551
Federal funds sold & other                            3,993           4,685
Loans held for resale                                 5,459           3,360
--------------------------------------------------------------------------------
                                                    379,465         352,556
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                            144,754         138,750
Short-term borrowings                                13,191          10,439
FHLB borrowings                                      11,021           7,351
Long-term debt                                        2,878             291
--------------------------------------------------------------------------------
                                                    171,844         156,831
--------------------------------------------------------------------------------
NET INTEREST INCOME                                 207,621         195,725
Provision for credit losses                          11,772           6,935
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                       195,849         188,790
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                   15,441          12,881
Service charges on deposit accounts                  12,814          12,765
Fee income                                           14,732          11,653
Mortgage banking income                               6,927           5,386
Other secondary market income                         1,304           2,360
Reinsurance income                                    2,490           2,121
Other income                                          8,472           4,761
Net gains - equity securities                         2,917             526
Net gains - debt securities                             312             347
--------------------------------------------------------------------------------
                                                     65,409          52,800
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                             68,257          60,905
Employee benefits                                    13,153          13,130
Occupancy expense (net)                              12,309          12,095
Furniture and equipment expense                      13,821          11,857
Special charges                                      11,410             ---
Other expense                                        51,711          48,783
--------------------------------------------------------------------------------
                                                    170,661         146,770
--------------------------------------------------------------------------------
Income before income taxes                           90,597          94,820
Income tax expense                                   28,244          28,103
--------------------------------------------------------------------------------
NET INCOME                                          $62,353         $66,717
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income                                             $1.21          $1.28
Dividends                                              $0.78          $0.72
Average number of shares outstanding              51,595,821     52,133,957
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                           September 30,
                                                         1997        1996
                                                          (in thousands)
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                             $62,353     $66,717
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                           11,772       6,935
  Provision for depreciation & amortization             13,758      11,764
  Deferred income taxes                                 16,160      10,097
  Sale of loans held for resale                        295,808     326,342
  Origination of loans held for resale                (295,321)   (389,207)
  (Increase)decrease in interest receivable             (1,689)        390
  Increase in interest payable                           9,266       8,528
  Other                                                  8,566       1,521
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              120,673      43,087
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net (increase)decrease in interest-earning deposits     (6,824)      7,316
Net cash paid for acquisition                          (24,256)      - - -
Available for sale securities:
   Sales                                               168,249      79,351
   Maturities                                          665,889     946,415
   Purchases                                          (636,706) (1,127,476)
Held to maturity securities:
   Maturities                                           67,735      96,445
   Purchases                                          (136,646)    (89,279)
Net increase in loans                                 (277,085)   (182,514)
Proceeds from sales of loans                           172,028      40,732
Purchases of premises and equipment                    (17,896)    (11,894)
Other                                                   (7,908)     (1,455)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                  (33,420)   (242,359)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                    (15,730)     93,400
Net increase (decrease) in short-term borrowings        (4,807)     55,931
Proceeds from FHLB borrowings                          168,242     259,120
Repayments of FHLB borrowings                         (223,167)   (248,409)
Issuance of long-term debt                             100,000         ---
Repayments of long-term debt                              (623)     (1,581)
Acquisition of treasury stock                          (61,349)     (1,645)
Cash dividends                                         (41,349)    (35,035)
Other                                                   12,422       5,434
--------------------------------------------------------------------------------
NET CASH PROVIDED BY(USED BY) FINANCING ACTIVITIES     (66,361)    127,215
--------------------------------------------------------------------------------
INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                      20,892     (72,057)

Cash and cash equivalents at beginning of
  period                                               251,472     308,598
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $272,364    $236,541
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Notes To Consolidated
Financial Statements

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation have been included, and such adjustments were of a normal recurring nature.

Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

The following summarizes the activity in the special charges accrual (in thousands):


                                    Initial          Paid        Balance at
                                    Accrual         to date    Sept. 30, 1997
--------------------------------------------------------------------------------


Professional                        $2,400          $2,067           $333
Employment matters                   1,700             373          1,327
Integration and conversion           2,785           1,955            830
Net occupancy and equipment          2,575           1,194          1,381
Other                                1,950             897          1,053
--------------------------------------------------------------------------------

                                   $11,410          $6,486         $4,924
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone Financial, Inc. (Keystone). Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent daily average balances, unless otherwise indicated. Prior period information has been restated to give effect to the merger of Financial Trust Corp (Financial Trust), which was accounted for under the pooling of interests method of accounting. The results of First Financial Corporation of Western Maryland (First Financial), which was acquired through a purchase acquisition, have been included herein from the consummation date of May 29, 1997.

SUMMARY
-------

Keystone recorded earnings growth as third quarter net income reached $24,600,000 or $0.48 per share, compared to $22,287,000 or $0.43 per share for the same period last year. Growth in earnings per share reached 11.6% from the third quarter of 1996 to the same period in 1997.

Net income for the nine month period declined to $62,353,000 or $1.21 per share, from $66,717,000 or $1.28 per share, in 1996. Excluding the impact of the special charges and post-consummation portfolio restructuring losses taken during the second quarter of 1997, net income per share for the nine months was $1.37, up from $1.28 for the same period in 1996, resulting in a return on average assets of 1.44% and a return on average equity of 14.44%.

Operating performance for Keystone continued to reflect underlying strength and was influenced by both stable net interest margin and growth in noninterest revenues, including security gains. Net interest income increased over 10% since the third quarter of 1996, fueled by loan growth of over 11% and a net interest margin of 4.62%. Excluding net securities gains, noninterest revenues grew in excess of 16%, reflecting increases in nearly all revenue categories.

During the third quarter, Keystone completed the conversions of Financial Trust Corporation and First Financial Corporation of Western Maryland to Keystone's various systems and applications. This effort will position Keystone's new partners and their customers to take full advantage of the complete array of financial products and services available through Keystone.

The additional time and effort to convert and consolidate operating systems of merger partners resulted in increased salary expenses during the third quarter. However, this effort is expected to improve the operating efficiency in subsequent periods. Despite the increase from conversion and consolidation expenses, Keystone's ratio of noninterest expenses to revenues remained constant at 58.51% for the third quarter of 1997.

Asset quality ratios continue to reflect underlying strength, despite national trends of higher consumer delinquency levels. Key measures included ratios of nonperforming assets to loans of 0.59% and total risk elements to loans of 1.10%, both of which are stable compared to historical results.

AVERAGE STATEMENT OF CONDITION
-------------------------------

The average balance sheets for the nine-months ended September 30, 1997 and 1996 were as follows (in thousands):
                                                                         Change
                                      1997        1996           Volume     %
-------------------------------------------------------------------------------
Cash and due from banks            $186,239     $185,669    $       570     - %
Federal funds sold and other         95,625      117,915        (22,290)  (19)
Investments                       1,502,862    1,524,545        (21,683)   (1)
Loans held for resale                88,535       57,184         31,351    55

Loans                             4,521,902    4,145,277        376,625     9
Allowance for credit losses         (60,604)     (56,170)        (4,434)    8
-------------------------------------------------------------------------------
Net loans                         4,461,298    4,089,107        372,191     9

Other assets                        259,197      217,825         41,372    19
--------------------------------------------------------------------------------

 TOTAL ASSETS                    $6,593,756   $6,192,245       $401,511     6 %
--------------------------------------------------------------------------------
Noninterest-bearing deposits       $608,493     $602,715         $5,778     1 %
Interest-bearing deposits         4,529,347    4,386,895        142,452     3
Short-term borrowings               373,319      313,373         59,946    19
FHLB borrowings                     241,645      152,357         89,288    59
Other long-term debt                 51,251        3,826         47,425   100+
Other liabilities                   134,705      102,119         32,586    32
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                5,938,760    5,561,285        377,475     7
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                654,996      630,960         24,036     4
-------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $6,593,756   $6,192,245       $401,511     6 %
-------------------------------------------------------------------------------

Loan growth of approximately 9% was strongest in the categories of commercial real estate, leases and consumer installment loans. The impact of loans added through the second quarter acquisition of First Financial of Western Maryland was substantially offset by sales of consumer mortgages.

Other assets were impacted by goodwill and other intangible assets resulting from the second quarter acquisition of First Financial.

Funding for loan growth was obtained from deposit growth, maturities and sales of investments, and increased borrowing activity.

Long-term debt increased due to the May 1997 issuance of $100 million in medium term notes.

NET INTEREST INCOME
-------------------

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                                          Increase/
                                   1997                   1996            (Decrease)
                                       YIELD/                  YIELD/              YIELD/
                            AMOUNT     RATE         AMOUNT     RATE     AMOUNT     RATE
-----------------------------------------------------------------------------------------

Interest income           $386,160     8.30%      $358,911     8.19%   $27,249      0.11
Interest expense           171,844     4.42        156,831     4.32     15,013     (0.10)

-----------------------------------------------------------------------------------------
Net interest income       $214,316                $202,080             $12,236
Interest spread                        3.88%                   3.87%                0.01
Impact of noninterest funds            0.72                    0.73                (0.01)

-----------------------------------------------------------------------------------------
  Net interest margin                  4.60%                   4.60%               - - -
-----------------------------------------------------------------------------------------
*The change in net interest income consisted primarily of favorable rate variances.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Year-to-date net interest income increased 6% from the same period in 1996, while the net interest margin remained stable at 4.60%

Interest income grew 8% during the first nine months of 1997 compared to the same period in 1996, due primarily to core loan growth, the addition of First Financial, and an eleven basis point increase in the total yield on earning assets. Interest expense increased 10% during the first nine months of 1997 compared to the same period in 1996, as the cost of funds increased ten basis points. The increase in interest expense was attributed to the continued movement of deposits into higher rate CD's, the second quarter acquisition of First Financial and the medium term notes issued in the latter part of May.

As a result of the cost of funds keeping pace with the increased yield on earning assets, the interest spread remained stable at 3.88% versus 3.87% in 1996. Similarly, the margin was 4.60% on a year-to-date basis for both 1997 and 1996, as the impact of the reinvestment of noninterest funds was relatively unchanged.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses increased $4,837,000 or 70% for the first nine months of 1997 compared to 1996, and was influenced by increases in both loans and net charge-offs. Consistent with national trends, Keystone is experiencing a higher level of consumer loan charge-offs in 1997. Expressed as a percentage of average loans, the annualized provision reached 0.35% for the first nine months of 1997 versus 0.22% for the same period in 1996.

NONINTEREST INCOME
--------------------

Noninterest revenues continued to demonstrate significant growth and increased $12,609,000 or 24% from the first nine months of 1996 to 1997. Excluding net securities gains of $3,229,000 in 1997 and $873,000 in 1996, the increase totaled $10,253,000 or 20%. Keystone has undertaken a variety of initiatives in the past few years in order to expand revenue from noninterest sources.

Trust and investment management fees increased $2,560,000 or 20% compared to last year, as Keystone's assets under management increased by 11% due in part to expanded product offerings such as Key Premier mutual funds and the expertise of Martindale Andres & Co., Keystone's registered investment advisory firm subsidiary. During the third quarter of 1997, Keystone acquired MMC&P, a retirement benefit services firm, that also contributed to the growth in revenue.

Fee income, which includes revenue from credit card activities and electronic banking services, increased $3,079,000 or 26% compared to last year. Such fees were benefitted by the expansion of our ATM network into convenience stores, and the increased popularity of the KeyCheck debit card.

Mortgage banking income demonstrated an increase of $1,541,000 or 29% compared to the first nine months of 1996. The increase in 1997 resulted from both higher loan sales and increases in loans serviced for others.

Other secondary market income declined $1,056,000 or 45% for the first nine months of 1997 compared to 1996. Such income consists primarily of servicing fees on securitized and serviced indirect loans. Keystone discontinued both the origination and securitization of indirect loans during 1997.

Pursuant to Keystone's strategy of office reconfiguration, community offices were sold in the first half of 1997 which contributed approximately $3.8 million to other income. First quarter 1996 results had benefitted from a $2,000,000 gain recognized on the sale of the credit card portfolio. Excluding these gains in both 1997 and 1996, other income increased approximately $1,911,000, primarily from increased sales of investment products.

NONINTEREST EXPENSES
--------------------

Excluding special charges associated with the Financial Trust merger, growth in noninterest expenses totaled $12,481,000 or 8.5% from the first nine months of 1996 to the same period in 1997. Over half of the increase occurred in salary expense, which increased 12% and was impacted by: merit increases; the implementation of an integrated performance-based compensation program; and an increase in employees due to the acquisitions of MMC&P and First Financial, expanded services at the KeyCall phone center, and full implementation of Key Investor Services. The late third quarter conversions of merger partners onto Keystone's systems also resulted in higher salary expense. Now that the conversions are complete, we expect to benefit more fully from operating efficiencies.

Furniture and equipment expense, which increased 17% in 1997, was impacted by higher equipment maintenance and rent on ATM machines due to the expansion of Keystone's network into convenience stores. In addition, continued technological investments in fixed assets resulted in higher levels of depreciation in 1997 year-to-date expenses as compared to 1996.

Excluding various nonrecurring expense accruals made in the first quarter of 1996, the other expense category increased nearly 9% for the first nine months of 1997 compared to the same period in 1996. Increases were primarily related to revenue expansion activities and occurred in the categories of reinsurance expense, marketing, telephone, intangible amortization, ATM processing and merchant card fees.

INCOME TAXES
------------

Income tax expense for the first nine-months of 1997 reached $28,244,000, resulting in an effective tax rate of 31.2% compared with 29.6% for the same period in 1996. The slight increase was attributable to nondeductible merger expenses incurred in 1997.

ASSET QUALITY
-------------

Keystone's allowance for credit losses reached $65,006,000 or 1.37% of loans at September 30, 1997, compared to 1.30% of loans at the end of 1996. The increase in the allowance expressed as a percentage of loans was responsive to an increase in the level of net charge-offs, which reached 0.34% of outstanding loans on an annualized basis for the first nine months of 1997 compared to 0.21% for the same period in 1996.

The following table provides a comparative summary of the activity in the allowance for credit losses for the nine-month periods ended September 30, 1997 and 1996(in thousands).

                                                   1997           1996
--------------------------------------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period                    $56,256        $55,415
Allowance obtained through merger                   8,311            ---
Loans charged-off:
 Commercial                                        (1,407)        (1,126)
 Real estate secured                               (1,802)        (1,772)
 Consumer                                          (7,618)        (4,863)
 Lease financing                                   (2,253)          (608)
--------------------------------------------------------------------------------
Total loans charged-off                           (13,080)        (8,369)
--------------------------------------------------------------------------------
Recoveries:
 Commercial                                           205            404
 Real estate secured                                  525            465
 Consumer                                             846            860
 Lease financing                                      171            128
--------------------------------------------------------------------------------
Total recoveries                                    1,747          1,857
--------------------------------------------------------------------------------
Net loans charged-off                             (11,333)        (6,512)
Provision for credit losses                        11,772          6,935
--------------------------------------------------------------------------------
Balance at end of period                          $65,006        $55,838
--------------------------------------------------------------------------------
 Net loans charged-off to average loans*            0.34%          0.21%
--------------------------------------------------------------------------------
 Provision for credit losses to average loans*      0.35%          0.22%
--------------------------------------------------------------------------------
 Allowance for credit losses to loans               1.37%          1.31%
--------------------------------------------------------------------------------
*Annualized

Two important ratios for measuring asset quality, total risk elements expressed as a percentage of loans, and the allowance for credit losses expressed as a percentage of total risk elements, were 1.10% and 141% respectively, relatively unchanged from the comparable ratios at December 31, 1997.

Delinquent loans, which consist of loans more than 30 days past due and still accruing interest, increased as a percentage of total loans, from 1.93% at December 31, 1996 to 2.15% at September 30, 1997.

The following table has been provided to compare nonperforming assets and total risk elements at September 30, 1997 to the balances at the end of 1996, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                       September 30,      December 31,
(dollars in thousands)                    1997               1996
--------------------------------------------------------------------------------

Nonaccrual loans                          $21,498           $19,350

Restructurings                                491               393
--------------------------------------------------------------------------------

Nonperforming loans                        21,989            19,743

Other real estate                           6,178             8,305
--------------------------------------------------------------------------------

Nonperforming assets                       28,167            28,048

Loans past due 90 days or more             24,109            20,141
--------------------------------------------------------------------------------

Total risk elements                       $52,276           $48,189
--------------------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                       .59%              .65%

  90-days past due                           .51               .46
--------------------------------------------------------------------------------

Total risk elements                         1.10%             1.11%
--------------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans     296%              285%


 Ending allowance to risk elements**         141%              141%

 Ending allowance to annualized
  net charge-offs                            4.3X              6.1X
--------------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE.
**Excludes ORE.

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

As previously announced, and in accordance with the board of directors' authorization, Keystone's share repurchase programs terminated concurrent with the consummation of the Financial Trust merger (to satisfy pooling of interests accounting requirements.)

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

                                                       Regulatory Standards
                                                       ---------------------

                       September 30,   December 31,    Well          Minimum
                           1997           1996      Capitalized    Requirement
--------------------------------------------------------------------------------

Leverage ratio             9.06%        10.03%          5.00%           4.00%
Tier 1                    12.27%        14.43%          6.00%           4.00%
Total capital ratio       13.52%        15.66%         10.00%           8.00%

The decline in the above ratios can be attributed to the influence of the planned share repurchases as well as the acquisition of First Financial.

ITEM 6(a) Exhibits:

  Exhibit #                     Description
 ----------                    -------------

     3                    Amended By-Laws of Keystone Financial
    27                    Financial Data Schedule


ITEM 6(b) Reports on Form 8-K:

During the quarter ended September 30, 1997, the registrant filed the following reports on Form 8-K:



Date of Report           Item            Description
---------------          -----           ---------------------------------------

July 18, 1997              5             Earnings release for the quarter ended
                                         June 30, 1997.

July 18, 1997              5             Combined operations following the
                                         merger of Financial Trust.

August 11, 1997           2,7            Proforma financial information
                                         following the merger of Financial
                                         Trust.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 13, 1997
-----------------------


/S/ Carl L. Campbell
-----------------------
Carl L. Campbell,
President and Chief
Executive Officer



DATE: November 13, 1997
-----------------------


/s/ Mark L. Pulaski
-----------------------
Mark L. Pulaski,
Vice Chairman,
Chief Operating Officer,
and Chief Financial Officer



DATE: November 13, 1997
-----------------------


/s/ Donald F. Holt
-----------------------
Donald F. Holt,
Senior Vice President,
Controller and Principal
Accounting Officer