Form 10-K
period 1997-12-31
KEYSTONE FINANCIAL INC
filed 1998-03-30
CIK 717809

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997
                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to_________
--------------------------------------------------------------------------------
                         Commission File Number 0-11460
                            KEYSTONE FINANCIAL, INC.
                             Pennsylvania 23-2289209
                  (State of Incorporation) (IRS Employer ID No.)
                                  P.O. Box 3660
                               One Keystone Plaza
                            Front and Market Streets
                            Harrisburg, PA 17105-3660
                            Telephone: (717) 233-1555
--------------------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act: Common Stock, $2.00 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998:

Common Stock $2.00 Par Value -- $1,969,986,000

The number of shares outstanding of the registrant's class of common stock as of February 28, 1998:

Common Stock $2.00 Par Value -- 51,673,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholder report for the year ended December 31, 1997, are incorporated by reference into Parts I and II and portions of the Proxy Statement of Keystone Financial, Inc. for the 1998 annual shareholders meeting are incorporated by reference into Part III.

                                   FORM 10-K
                                     INDEX

PART I                                                                  PAGE
----------                                                             -------

Item 1       Business                                                      3

Item 2       Properties                                                    9

Item 3       Legal Proceedings                                             9

Item 4       Submission of Matters to a Vote of Security Holders          Not
                                                                      Applicable

PART II
-----------

Item 5       Market for Registrant's Common Equity and Related
                 Stockholder Matters                                      10

Item 6       Selected Financial Data                                      10

Item 7       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10

Item 7A      Quantitative and Qualitative Disclosures about Market Risk   10

Item 8       Financial Statements and Supplementary Data                  10

Item 9       Changes in and Disagreements with Accountants on            Not
                 Accounting and Financial Disclosure                 Applicable

PART III
------------

Item 10      Directors and Executive Officers of the Registrant          10

Item 11      Executive Compensation                                      10

Item 12      Security Ownership of Certain Beneficial Owners and         10
                 Management

Item 13      Certain Relationships and Related Transactions              10

PART IV
-----------

Item 14      Exhibits, Financial Statement Schedules and Reports         11
                  on Form 8-K

                           PART I

ITEM 1 - BUSINESS

Introduction

Keystone Financial, Inc. (Keystone) was formed in 1984 as a result of mergers between predecessor bank holding companies. With assets of $6.8 billion, Keystone is the fourth largest banking corporation headquartered in the Commonwealth of Pennsylvania.

Keystone is the parent of seven community banks and various nonbank subsidiaries. The subsidiary banks, which consist of American Trust Bank, N.A., Financial Trust Company, Keystone Bank, N.A., Keystone National Bank, Mid-State Bank and Trust Company, Northern Central Bank, and Pennsylvania National Bank and Trust Company, operate in thirty-one Pennsylvania counties, three Maryland counties and one county in West Virginia.

Nonbank subsidiaries offer a variety of financial services including discount brokerage services, sales of mutual funds and annuities, asset management and investment advisory services, reinsurance, small equipment leasing, mortgage banking, and community development. None of the nonbank subsidiaries constitute a significant portion of Keystone's business. At December 31, 1997, Keystone and its subsidiaries had 3,126 full-time equivalent employees.

Keystone and its subsidiaries do not have any portion of their business dependent upon a single or a limited number of customers, the loss of which would have a material adverse effect on their business; no substantial portion of their loans and investments are concentrated within a single industry or group of related industries. The businesses of Keystone are not seasonal in nature. For a further description of the nature of Keystone's business, refer to the section entitled "Nature of Operations" contained within Exhibit 13.1.

Keystone's stock is traded on the NASDAQ Stock Market (servicemark) under the symbol of KSTN. During 1997, Keystone completed its merger with Financial Trust Corp, a bank holding company formerly headquartered in Carlisle, Pennsylvania, and its acquisition of First Financial Corporation of Western Maryland, a thrift holding company formerly based in Cumberland, Maryland. Refer to the Notes to the Financial Statements section under the caption "Mergers and Acquisitions" within Exhibit 13.1 for additional information.

Legislation and Competition

Changes in banking legislation since 1982 have increased the competition experienced by banks and bank holding companies and expanded the opportunities to grow geographically and offer new types of financial services. Beginning in 1982, amendments to the Pennsylvania Banking Code provided for the phased elimination of geographical branching restrictions on Pennsylvania banks and for the phased elimination of limitations on the number of Pennsylvania banks a bank holding company could own. Amendments in 1986 further provided for the phased implementation of interstate banking. Effective March 4, 1990, Pennsylvania state-chartered and national banks could establish or acquire branch offices anywhere in the state, there were no longer any limitations on the number of Pennsylvania banks a bank holding company could own and a bank holding company located in any state or the District of Columbia could, subject to a reciprocity requirement, acquire a Pennsylvania bank or bank holding company.

The Federal Interstate Banking and Branching Efficiency Act of 1994 has extended to a nationwide basis the process of removing the legal barriers to interstate banking which formerly existed under various state laws. Effective September 29, 1995, the Act permits bank holding companies in any state to acquire bank holding companies or banks located in any other state. Effective June 1, 1997, the Act permits a bank in one state to merge with a bank in another state as long as neither state had enacted legislation prior to that date to prohibit interstate branching. A bank may establish a de novo branch in another state or acquire a branch in another state without acquiring the entire bank only if expressly permitted by the law of the state where the new or acquired branch is located. Pennsylvania has enacted legislation to permit de novo interstate branching, subject to a reciprocity requirement.

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

Keystone differentiates itself from its financial institution competitors by focusing on the customers and delivering products customized to meet their financial needs. The operating banks of Keystone maintain local management presence to ensure close personal service and local decision-making on the issues which directly affect the customer. At the same time, this structure allows Keystone to standardize products and services and centralize a significant portion of operations, data processing, and other functions which are less directly related to customer contact. This approach enables Keystone to effect improved cost management through economies derived from standardization and centralization of these functions. In summary, Keystone believes that it derives a competitive advantage from this approach by providing personal, localized service in a cost efficient manner.

Although Keystone expects that competition will increase as a result of the factors described herein, the effects thereof, if any, on Keystone are not readily ascertainable.

Regulation and Supervision

The business of Keystone and its subsidiaries is subject to extensive regulation and supervision under federal and state banking laws and other federal and state laws and regulations. In general, these laws and regulations are intended for the protection of the customers and depositors of Keystone's subsidiaries and not for the protection of Keystone or its shareholders. Set forth below are brief descriptions of selected laws and regulations applicable to Keystone and its subsidiaries. These descriptions are not intended to be a comprehensive description of all laws and regulations to which Keystone and its subsidiaries are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations. Changes in applicable statutes, regulations or regulatory policy may have a material effect on Keystone and its business.

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

Keystone Financial, Inc., is an affiliate of each of its subsidiary banks within the meaning of the Federal Reserve Act (Act). As an affiliate, Keystone is subject to certain restrictions imposed by the Act on extensions of credit by the banks to Keystone, on investment in the stock or other securities of Keystone by the banks and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of services.

The Federal Reserve Board has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications filed with the Board. In 1989, the Federal Reserve Board issued new risk-based capital adequacy guidelines that were fully phased-in at the end of 1992. Keystone is in compliance with all existing capital adequacy guidelines, including the risk-based guidelines. For a discussion of these capital adequacy guidelines and Keystone's capital position, reference is made to the caption "Shareholders' Equity", contained within the Financial Review section of Exhibit No. 13.1.

Regulation and Supervision of Banks

The banking subsidiaries of Keystone include both state-chartered banks (Financial Trust Company, Mid-State Bank and Trust Company and Northern Central
Bank) and banks chartered under the laws of the United States (American Trust Bank, N.A., Keystone Bank, N.A., Keystone National Bank, and Pennsylvania National Bank and Trust Company). Keystone's state-chartered banks are under the supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC) while the federally-chartered banks are supervised by the Office of the Comptroller of Currency (OCC). The supervisory agencies conduct regular examinations of the banks. Deposits in all of the Keystone banking subsidiaries are federally-insured by the FDIC. In addition, the banks are subject, in certain instances, to the regulation of the Federal Reserve

Board. The areas of operation of Keystone's subsidiary banks which are subject to regulation by federal and state laws, regulations and regulatory agencies include, among other things, reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosure, permissible types of loans and investments, trust operations, issuance of securities, and payment of dividends. In addition, the FDIC and OCC have issued to state nonmember banks and national banks, respectively, capital adequacy and risk-based capital guidelines similar to those adopted by the Federal Reserve Board for bank holding companies, as referred to above. Keystone's subsidiary banks are in compliance with all such guidelines.

As federally-insured banks, the state-chartered banks of Keystone must obtain the prior approval of the Pennsylvania Department of Banking and the FDIC before establishing any new branch banking office. The federally-chartered banks must obtain approval of the OCC. Mergers of banks or thrifts located in Pennsylvania, Maryland, and West Virginia are subject to the prior approval of one or more of the following: The applicable state department of banking, the FDIC, the Federal Reserve Board, the OCC, or the Office of Thrift Supervision. The approvals required depend upon several factors, including whether the merged institution is a federally-insured state bank or thrift institution, a member of the Federal Reserve System, a national bank or a federal savings bank.

As affiliates of Keystone, the banks are subject to provisions of the Federal Reserve Act which restrict the ability of banks to extend credit to affiliates, to invest in the stock or securities thereof, or to take such stock or securities as collateral for loans to any borrower.

The business and earnings of the banks are affected by the monetary policies of the Federal Reserve Board which regulate the money supply in order to influence rates of inflation and economic growth. Among the techniques used to implement these objectives are open market dealings in United States Government securities, changes in the discount rate for bank borrowings from the Federal Reserve Banks and changes in the reserve requirements against bank deposits and borrowings. Changes in these policies can influence to a significant degree the overall growth and distribution of bank loans, investments and deposits, the interest rates charged by banks on loans and the cost to banks of obtaining funds, as well as the ability of banks to compete for loans and for funds with other types of financial institutions.

The Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) was signed into law in 1989. FIRREA primarily affects the regulation of savings associations (thrifts) and savings and loan holding companies, rather than the regulation of commercial banks and bank holding companies. However, FIRREA does contain a number of provisions affecting banks and bank holding companies, such as provisions affecting thrift acquisitions, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures, and substantially increased penalties for violation of banking statutes, regulations and orders. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This law has established a new framework for the relationship between insured depository institutions and the various regulatory bodies. For a discussion of FDICIA and associated regulations, reference is made to the caption "Regulatory Matters", contained within the Financial Review section of Exhibit No. 13.1.

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

Executive Officers of the Corporation

Except as otherwise noted, each executive officer has held the position indicated for at least five years, serves at the pleasure of the Board of Directors and is not elected for any specific term of office.

Name                  Age      Office with Keystone and/or Subsidiary
----------------     -----     -------------------------------------------

Carl L. Campbell      54       President, Chief Executive Officer and Director

Mark L. Pulaski       44       Chief Operating Officer, Chief Financial Officer,
                               and Vice Chairman

                               From 1995 to November 1997, Mr. Pulaski was Senior Executive Vice President, Chief Financial Officer (CFO) and Chief Administrative Officer
                               (CAO) of the Corporation; and prior to 1995, he served as Executive Vice President, CFO and CAO of the Corporation.

Ben G. Rooke          48       Executive Vice President, Counsel and Secretary

Ray L. Wolfe          59       Chairman of the Board (term expires at the annual
                               meeting in the year 2000), President and Chief
                               Executive Officer of Financial Trust Company.

                               Prior to May 30, 1997, Mr. Wolfe was Chairman and Chief Executive Officer of Financial Trust Corp, which was acquired by the Corporation on that date.

ITEM 2 - PROPERTIES

The headquarters of Keystone Financial, Inc., is located at One Keystone Plaza, Harrisburg, Pennsylvania. This office space is leased under an agreement scheduled to expire in 2002 with three consecutive renewal options each for five years.

The main office of American Trust Bank, N.A. is located at 81 Baltimore Street in Cumberland, Maryland and is owned by American Trust Bank. Of the twenty-five community offices of American Trust Bank, twenty are owned and five are leased. American Trust Bank also owns the premises for KeyCall, an automated telephone banking center, located at 12400 Willowbrook Road in Cumberland, Maryland.

Financial Trust Company owns its headquarters at 1415 Ritner Highway, Carlisle, Pennsylvania. It also operates a total of thirty-six offices, thirty of which are owned, with the remainder leased.

Keystone Bank, N.A. is headquartered at 601 Dresher Road, Horsham, Pennsylvania in a facility which contains executive and administrative offices and a full-service banking center. Keystone Bank operates twenty-nine banking facilities of which twenty-two are leased, and seven are owned. Six of the leased facilities are owned by and leased from Key Trust Company, a wholly-owned subsidiary of Keystone.

Keystone National Bank is headquartered at, and conducts limited banking operations from, its leased facility at 2270 Erin Court, Lancaster, Pennsylvania. This facility is also utilized as the headquarters of its wholly-owned subsidiary, Keystone Financial Mortgage Corporation.

Mid-State Bank and Trust Co. owns its headquarters located at 1130 Twelfth Avenue, Altoona, Pennsylvania. The five-story building contains executive offices as well as a full-service banking facility. The bank also owns an operations center, which houses the primary data processing facility for Keystone, and is located in Bellwood, Pennsylvania. Mid-State Bank owns twenty-one of its twenty-eight banking offices, while the remaining seven offices are leased. In addition, Keystone and Mid-State lease office space for various administrative and back-office functions in three buildings in Altoona, including a building owned by a partnership in which a Keystone board member is a partner.

The headquarters for Northern Central Bank is at 101 West Third Street, Williamsport, Pennsylvania, in a leased building which contains executive and administrative offices. An operations center is also located in Williamsport and is owned by Northern Central Bank. The bank owns a total of twenty-eight of its banking offices while the seven remaining offices are leased.

Pennsylvania National Bank and Trust Company is headquartered at One South Centre Street in Pottsville, Pennsylvania, in a facility which contains executive and administrative offices as well as a full-service banking center. The Bank also owns an operations center located in St. Clair, Pennsylvania. In addition to the headquarters facility, the Bank operates twenty-eight banking offices of which twenty-one are owned by the Bank and seven are leased.

Of the nonbanking subsidiaries, Keystone Financial Leasing Corporation, Keystone Financial Mortgage Corporation, Martindale Andres & Company and MMC&P are headquartered in leased facilities in Pennsylvania.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following sections of Exhibit No. 13.1 are incorporated herein by reference:
"Financial Review-Investments", "Financial Review - Asset/Liability Management and Market Risk", "Summarized Accounting Policies - Financial Derivatives and Other Hedging Activity", "Notes to Consolidated Financial Statements - Financial Derivatives, Hedging Activity, and Commitments".

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The sections of Exhibit No. 13.1 entitled "Report of Ernst & Young LLP, Independent Auditors", "Consolidated Financial Statements", and notes thereto, and "Quarterly Information - Income Performance" are incorporated herein by reference.


                                    PART III

ITEM 10     -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11     -   EXECUTIVE COMPENSATION

ITEM 12     -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13     -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Items 10 - 13, is incorporated herein by reference to the information appearing under the following captions in the Proxy Statement for Keystone's 1998 Annual Meeting of Shareholders:

-- Introduction
-- Proposals for Shareholders-Election of Directors
-- Executive Compensation
-- Other Information Concerning Directors and Executive Officers
-- 5% Beneficial Owners of Common Stock

The other information appearing in such Proxy Statement, including without limitation that information appearing under the captions " Human Resources Committee 1997 Report on Executive Compensation" and "Stock Price Performance Graph", is not incorporated herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a)(1)(2)  The response  to this portion of Item 14 is listed below.
(a)(3)     Listing of Exhibits - The exhibits are listed on the Exhibit Index beginning on page 14 of this Form 10-K.
(b)        Reports on Form 8-K are listed below.
(c)        Exhibits - The  exhibits  listed on the Exhibit  Index  beginning on page 14 of this Form 10-K are filed herewith or are incorporated by reference.
(d)        Schedules - listed under Item 14 (a)(1)(2) below.

Item 14(a)(1)(2) List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements and report of independent auditors of Keystone Financial, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

  Report of independent auditors

  Consolidated statements of condition - December 31, 1997, and 1996

  Consolidated statements of income - Years ended December 31, 1997 , 1996, and 1995

  Consolidated  statements of changes in  shareholders'  equity -Years ended
     December 31, 1997, 1996, and 1995

  Consolidated statements of cash flows - Years ended December 31, 1997, 1996, and 1995

  Notes to consolidated financial statements

Schedules to the consolidated financial statements as per Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted. The following report of other auditors required by Item 2-05 of Regulation S-X is filed herewith as a financial statement schedule: Report of Beard & Company, Inc.

Item 14(b)  Reports on Form 8-K

During the quarter ended December 31, 1997, the registrant filed the following reports on Form 8-K:


 Date of Report         Item              Description
--------------------   ----------------------------------------------

October 17, 1997         5       Earnings release for the third quarter

October 28, 1997         5       Press release announcing management changes

November 21, 1997        5       Press release announcing increased dividend

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Financial Trust Corp
Carlisle, Pennsylvania

      We have audited the consolidated balance sheet of Financial Trust Corp and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Trust Corp and subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                           /s/ BEARD & COMPANY, INC.
                                           -------------------------

Reading, Pennsylvania
February 28, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      (Registrant)Keystone Financial, Inc.

                                                 By:    /s/ Carl L. Campbell
                                                 ---------------------------
                                                 Chief Executive Officer

                                                 Date:   March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Carl L. Campbell          /s/ Mark L. Pulaski
--------------------          -------------------
President, Chief Executive    Vice Chairman and Chief Operating Officer
Officer & Director            & Director

/s/ Ray L. Wolfe              /s/ Donald F. Holt
--------------------          -------------------
Chairman                      Senior Vice President and Corporate Controller

/s/ A. Joseph Antanavage, Jr  /s/ June B. Barry
--------------------          -------------------
Director                      Director

/s/ J. Glenn Beall, Jr.       /s/ Paul I. Detwiler, Jr.
--------------------          -------------------
Director                      Director

/s/ Donald Devorris           /s/ Gerald E. Field
--------------------          -------------------
Director                      Director

/s/ Walter W. Grant           /s/ Philip C. Herr, II
--------------------          -------------------
Director                      Director

/s/ Allan W. Holman, Jr.      /s/ Richard G. King
--------------------          -------------------
Director                      Director

/s/ Uzal H. Martz, Jr.        /s/ Max A. Messenger
--------------------          -------------------
Director                      Director

/s/ William L. Miller         /s/ Don A. Rosini
--------------------          -------------------
Director                      Director

/s/ F. Dale Schoeneman        /s/ Ronald C. Unterberger
--------------------          -------------------
Director                      Director

/s/ G. William Ward
--------------------
Director

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


Exhibit                  Description and Method
  No.                          of Filing
------- ------------------------------------------------------------------------
 3.1 Restated Articles of Incorporation of Keystone Financial, Inc., as amended through July 29, 1996, incorporated by reference to Exhibit 4.1 of Form S-4 of Keystone Financial, Inc. (No. 333-20283) filed on
        January 23, 1997.

 3.2 By-Laws of Keystone Financial, Inc., as amended November 21, 1996, incorporated by reference to Exhibit 3 of Form 10-Q of Keystone Financial, Inc. for the quarter ended September 30, 1997.

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

  Exhibit                  Description and Method
    No.                          of Filing
------- ------------------------------------------------------------------------
10.3* Keystone Financial, Inc. Management Incentive Compensation Plan as amended and restated, incorporated herein by reference to Exhibit
        10.3 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1993.

10.4* Form of employment agreement between Keystone Financial, Inc. and Executive Officer Campbell, incorporated herein by reference to Exhibit
        10.4 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1993.

10.5* Form of employment agreement between Keystone Financial, Inc. and Executive Officers, Pulaski, and Rooke, incorporated herein by reference to Exhibit 10.5 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1993.

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

10.9* Keystone Financial, Inc. 1990 Non-Employee Directors' Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.8 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1993.

Exhibit                  Description and Method
  No.                          of Filing
------- ------------------------------------------------------------------------
10.10*  Keystone Financial, Inc. 1992 Stock Incentive Plan, filed herewith.

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

10.13* Keystone Financial, Inc. 1995 Non-Employee Directors' Stock Option Plan, incorporated herein by reference to Exhibit B of the Proxy Statement of Keystone Financial, Inc., dated April 7, 1995.

10.14* Keystone Financial, Inc. Management Stock Ownership Program, incorporated herein by reference to Exhibit 10.15 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1995.

10.15* Keystone Financial, Inc. 1996 Performance Unit Plan, incorporated herein by reference to Exhibit 99.16 of Amendment No. 1 to Form S-4 of Keystone Financial, Inc. (No. 333-20283), filed on March 10, 1997.

10.16* Keystone Financial, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.17 of Amendment No.2 to form S-4 of Keystone Financial, Inc. (No. 333-20283), filed on March 27, 1997.

10.17* Separation Agreement and Release between Keystone Financial, Inc. and Executive Officer Groves dated November 21, 1997, filed herewith.

10.18* Employment agreement between Keystone Financial, Inc. and Officer Wolfe, incorporated herein by reference to Exhibit 99.9 of Form S-4 of Keystone Financial, Inc. (No. 333-20283), filed on January 23, 1997.

10.19* Keystone Financial, Inc. Supplemental Deferred Compensation Plan, as originally filed as exhibit 10.11 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1992, filed herewith.

Exhibit                  Description and Method
  No.                           of Filing
----- --------------------------------------------------------------------------
11.1 The statement regarding computation of per share earnings required by this exhibit is contained in the note to the consolidated financial statements captioned "Earnings Per Share," filed as a part of Exhibit 13.1.

13.1 Portions of the Annual Report to Shareholders of Keystone Financial, Inc., for the year ended December 31, 1997, filed herewith.

21.1  Subsidiaries of Registrant, filed herewith.

23.1  Consent of Ernst & Young LLP, independent auditors, filed herewith.

23.2  Consent of Beard & Company, Inc.,  independent auditors, filed herewith.

27.1  Financial Data Schedule, filed herewith.

99.1 Reconciliation of previously reported quarterly information, filed herewith.

*The exhibits marked by an asterisk (*) are management contracts or compensatory plans or arrangements.
                                       17