Form 10-Q
period 1998-03-31
KEYSTONE FINANCIAL INC
filed 1998-05-14
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Common Stock ($2 par value): 51,394,545 as of April 30, 1998.

                        KEYSTONE FINANCIAL, INC.

                                 INDEX                           PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition -
March 31, 1998 and December 31, 1997                               3

Consolidated Statements of Income - Three months
ended March 31, 1998 and 1997                                      4

Consolidated Statements of Comprehensive Income - Three months
ended March 31, 1998 and 1997                                      5

Consolidated Statements of Cash Flows - Three months ended
March 31, 1998 and 1997                                            6

Notes to Consolidated Financial Statements                         7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            8

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                             14


PART II.   OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K                        15

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                        16

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

                                                    March 31,   December 31,
                                                      1998          1997
--------------------------------------------------------------------------------
(in thousands, except share data)

ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                            $190,818       $206,223
Federal funds sold                                   68,874         25,300
Interest bearing deposits with banks                  2,635          1,928
Investment securities available
  for sale                                        1,154,340      1,091,400
Investment securities held to
  maturity(market values
  1998-$553,219; 1997-$538,218)                     544,856        528,388
Loans held for resale                                54,367         43,055

Loans and leases                                  4,648,367      4,712,566
Allowance for credit losses                         (64,291)       (65,091)
--------------------------------------------------------------------------------
Net Loans                                         4,584,076      4,647,475

Premises and equipment                              118,846        116,615
Other assets                                        177,416        180,953
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $6,896,228     $6,841,337
================================================================================
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                       $654,215       $637,164
Interest-bearing deposits                         4,579,115      4,596,001
--------------------------------------------------------------------------------
Total Deposits                                    5,233,330      5,233,165

Federal funds purchased and security
  repurchase agreements                             352,962        399,730
Other short-term borrowings                          19,106         26,160
--------------------------------------------------------------------------------
Total Short-Term Borrowings                         372,068        425,890

FHLB borrowings                                     359,039        248,150
Long-term debt                                      101,623        101,793
Other liabilities                                   152,178        146,854
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 6,218,238      6,155,852
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock: $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding                            ---            ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  52,148,788 - 1998 and
  52,029,017 - 1997                                 104,298        104,058
Surplus                                             157,843        155,430
Retained earnings                                   428,227        418,605
Deferred KSOP benefit expense                        (1,001)        (1,150)
Treasury stock:
  500,000 shares at cost - 1998                     (20,291)           ---
Accumulated other comprehensive income                8,914          8,542
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          677,990        685,485
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $6,896,228     $6,841,337
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                    1998             1997
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                            $101,873        $94,894
Investments - taxable                                21,776         19,976
Investments - tax exempt                              2,929          3,126
Federal funds sold & other                            1,439            834
Loans held for resale                                 1,042          1,616
--------------------------------------------------------------------------------
                                                    129,059        120,446
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                             49,217         46,519
Short-term borrowings                                 4,555          4,092
FHLB borrowings                                       4,264          3,432
Long-term debt                                        1,869             14
--------------------------------------------------------------------------------
                                                     59,905         54,057
--------------------------------------------------------------------------------
NET INTEREST INCOME                                  69,154         66,389
Provision for credit losses                           3,757          3,794
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        65,397         62,595
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                    6,681          4,844
Service charges on deposit accounts                   4,205          4,147
Fee income                                            5,310          4,521
Mortgage banking income                               2,745          1,518
Other secondary market income                           677            523
Reinsurance income                                      631          1,020
Other income                                          2,427          4,353
Net gains - equity securities                         1,520            120
Net gains - debt securities                              11             29
--------------------------------------------------------------------------------
                                                     24,207         21,075
--------------------------------------------------------------------------------
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                             24,295         21,620
Employee benefits                                     5,345          4,491
Occupancy expense (net)                               4,514          4,112
Furniture and equipment expense                       5,072          4,581
Other expense                                        16,881         16,558
--------------------------------------------------------------------------------
                                                     56,107         51,362
--------------------------------------------------------------------------------
Income before income taxes                           33,497         32,308
Income tax expense                                    9,361          9,537
--------------------------------------------------------------------------------
NET INCOME                                          $24,136        $22,771
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                               $0.47          $0.44
  Diluted                                             $0.46          $0.43

Dividends                                             $0.28          $0.26
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                            Three Months Ended March 31,
                                                  (in thousands)
                                           1998                    1997
                                    Before      Net of      Before     Net of
                                      Tax         Tax        Tax         Tax
                                  ----------- ----------- ---------- -----------
Net Income                                       $24,136                $22,771
Unrealized gains(losses) on
securities:
  Unrealized holding gains(losses)
  arising during the period            2,103       1,367     (8,137)     (5,289)
  Less: Reclassification
  adjustment for gains included
  in net income                       (1,531)       (995)      (149)        (97)
--------------------------------- ----------- ----------- ---------- -----------
                                                     372                 (5,386)
--------------------------------- ----------- ----------- ---------- -----------
Comprehensive Income                             $24,508                $17,385
================================= =========== =========== ========== ===========
The accompanying notes are an integral part of the consolidated financial statements.
                                       5

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              March 31,
                                                         1998        1997
                                                          (in thousands)
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                             $24,136     $22,771
Adjustments to reconcile net income to
  net cash used in operating activities:

  Provision for credit losses                            3,757       3,794
  Provision for depreciation & amortization              5,008       4,251
  Deferred income taxes                                  5,961       7,351
  Sale of loans held for resale                         58,067      16,463
  Origination of loans held for resale                (102,964)    (82,293)
  Decrease in interest receivable                        2,036       4,076
  Increase in interest payable                           5,680       1,033
  Other                                                 (6,568)      4,718
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                   (4,887)    (17,836)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net(increase)decrease in interest-bearing deposits
   with banks                                             (707)     15,477
Available for sale securities:
   Sales                                                 5,215      72,726
   Maturities                                          332,336     250,810
   Purchases                                          (395,154)   (113,236)
Held to maturity securities:
   Maturities                                           42,942       6,845
   Purchases                                           (59,497)     (1,606)
Net (increase) decrease in loans                        92,761    (119,401)
Purchases of loans                                      (3,998)       ----
Proceeds from sales of loans                             1,757       4,837
Purchases of premises and equipment                     (6,090)     (5,141)
Other                                                   (1,569)       (525)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                7,996     110,786
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                       165      (16,942)
Net decrease in short-term borrowings                 (53,822)     (53,870)
Proceeds from FHLB borrowings                         131,000      142,952
Repayments of FHLB borrowings                         (20,111)    (116,975)
Repayment of long term debt                              (170)        (244)
Acquisition of treasury stock                         (20,291)     (22,250)
Cash dividends                                        (14,514)     (11,824)
Other                                                   2,803        2,176

--------------------------------------------------------------------------------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES     25,060      (76,977)
--------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                  28,169       15,973

Cash and cash equivalents at beginning of
  period                                              231,523      251,472
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $259,692     $267,445
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

Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1997, as contained in the Annual Report to Shareholders.

COMPREHENSIVE INCOME
--------------------

During the quarter ended March 31, 1998, Keystone adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income". Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in debt and equity securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone Financial, Inc. (Keystone). Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent daily average balances, unless otherwise indicated. Prior period information has been restated to give effect to the May 30, 1997 merger of Financial Trust Corp (Financial Trust), which was accounted for under the pooling of interests method of accounting. The results of First Financial Corporation of Western Maryland (First Financial), which was acquired through a purchase acquisition, have been included herein from the consummation date of May 29, 1997.

SUMMARY
-------

Keystone reported net income of $24.1 million for the first three months of 1998 versus $22.8 million for the same period in 1997. Basic earnings per share rose to $0.47 compared to $0.44 in 1997, an increase of 6.8%. These earnings resulted in a return on average assets of 1.44% and return on average equity of 14.24% compared with 1.45% and 14.15%, respectively for the same period in 1997.

Performance during the first quarter of 1998 featured steady core loan growth, solid improvement in fee-based revenues, and stable asset quality.

While overall performance measures reflected steady improvement, competitive pressures influenced net interest margin. Earning asset yields remained stable due to improved pricing discipline, while funding costs rose as a result of consumer preferences for more competitively-priced deposit products. As a result of loan and other earning asset growth, net interest income increased 4% from the same quarter last year.

Credit quality remained solid despite a rise in nonaccrual loans attributable to a single commercial credit that has good prospects for recovery. The allowance to loan ratio was constant at 1.38%.

Noninterest income, exclusive of investment securities gains, continued to be a more significant portion of the revenue stream, accounting for over 24% of aggregate revenues. Growth was especially strong in trust and asset management fees and in mortgage banking revenues. The strong economy and relatively low interest rates boosted refinancing activity in the first quarter, and influenced mortgage banking volumes.

Growth in overhead expenses was 9% compared to the same quarter last year, which included the impact of mid-year 1997 acquisitions. Increases in salaries and benefits were directly associated with the rise in noninterest revenue performance including, investment advisory and mortgage banking fees, as well as increases associated with telephone call center staffing.

During the quarter, the Company repurchased 500,000 shares of its stock and announced a new program to repurchase 500,000 additional shares.

AVERAGE STATEMENT OF CONDITION
-------------------------------

The average balance sheets for the three months ended March 31, 1998 and 1997 were as follows (in thousands):
                                                                   Change
                                      1998        1997         Volume      %
-------------------------------------------------------------------------------
Cash and due from banks            $176,432     $179,244       $ (2,812)   (2)%
Federal funds sold and other        105,790       60,157         45,633    76
Investments                       1,572,899    1,501,677         71,222     5
Loans held for resale                52,536       73,186        (20,650)  (28)

Loans                             4,670,305    4,394,196        276,109     6
Allowance for credit losses         (65,068)     (56,687)        (8,381)   15
-------------------------------------------------------------------------------
Net loans                         4,605,237    4,337,509        267,728     6

Intangible assets                    61,884       21,099         40,785   100+
Other assets                        223,928      208,625         15,303     7
--------------------------------------------------------------------------------

 TOTAL ASSETS                    $6,798,706   $6,381,497       $417,209     7 %
--------------------------------------------------------------------------------
Noninterest-bearing deposits       $615,563     $588,484       $ 27,079     5 %
Interest-bearing deposits         4,599,252    4,427,131        172,121     4
Short-term borrowings               375,513      373,856          1,657    --
FHLB borrowings                     294,199      221,802         72,397    33
Other long-term debt                101,730        2,476         99,254   100+
Other liabilities                   125,270      115,156         10,114     9
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                6,111,527    5,728,905        382,622     7
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                687,179      652,592         34,587     5
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $6,798,706   $6,381,497       $417,209     7 %
--------------------------------------------------------------------------------


Loan growth of 6% was strongest in the categories of commercial real estate and consumer installment loans. The impact of loans added through the second quarter 1997 acquisition of First Financial was substantially offset by sales of consumer mortgages and the run-off of indirect loans and leases occurring in conjunction with the curtailment of this line of business.

Intangible assets were impacted by the second quarter 1997 acquisition of First Financial.

Funding for loan growth was obtained from deposit growth and increased FHLB borrowings. Leveraged investment purchases also contributed to the increase in FHLB borrowings.

Long-term debt increased due to the May 1997 issuance of $100 million in medium term notes.

NET INTEREST INCOME
-------------------

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the three months ended March 31, 1998 and 1997 (in thousands):

                                                                            Increase/
                                  1998                    1997              (Decrease)
                                       YIELD/                  YIELD/              YIELD/
                            AMOUNT     RATE         AMOUNT     RATE     AMOUNT     RATE
-----------------------------------------------------------------------------------------

Interest income           $131,220     8.22%      $122,599     8.20%   $8,621      0.02
Interest expense            59,905     4.52         54,057     4.36     5,848      0.16
-----------------------------------------------------------------------------------------
Net interest income       $ 71,315                $ 68,542             $2,773
Interest spread                        3.70%                   3.84%              (0.14)
Impact of noninterest funds            0.73                    0.72                0.01
-----------------------------------------------------------------------------------------
Net interest margin                    4.43%                   4.56%              (0.13)
-----------------------------------------------------------------------------------------
*The change in net interest income consisted primarily of favorable volume variances.

Keystone's primary source of revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Net interest income for the first quarter of 1998 increased 4% from the same period in 1997, despite the net interest margin decreasing from 4.56% in 1997 to 4.43% in 1998.

Interest income grew 7% in the first quarter of 1998 compared to the same quarter in 1997, primarily due to core loan growth as well as the 1997 acquisition of First Financial. As a result of various promotions, notable growth occurred in consumer installment loans. Increased competition and a declining interest rate environment led to a relatively stable total yield on earning assets of 8.22% in 1998 compared with 8.20% in 1997.

Interest expense increased 11% in 1998, as the total cost of funds increased 16 basis points, from 4.36% in 1997 to 4.52% in 1998. Several factors contributed to the increase in interest expense including the continued movement of deposits into higher rate CD's, increased FHLB borrowings, as well as the second quarter 1997 acquisition of First Financial and issuance of $100 million in medium term notes.

As a result of the yield on earning assets remaining stable and the cost of funds increasing significantly, the interest spread dropped from 3.84% in 1997 to 3.70% in 1998. Similarly, the margin decreased from 4.56% to 4.43%, as the impact of the reinvestment of noninterest funds was relatively unchanged.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses, at $3.8 million, was consistent with the level of expense recognized in the first quarter of 1997. Similarly, the annualized provision expressed as a percentage of average loans reached 0.33% for the first quarter of 1998 versus 0.35% for the same period in 1997. Refer to the Asset Quality section for additional information.

NONINTEREST INCOME
--------------------

Noninterest revenues continued to demonstrate significant growth as they increased $3 million or 15% from the first quarter of 1997 to 1998. Excluding net securities gains and gains on the sale of branches from both periods, total noninterest revenue increased 21% in 1998.

Trust and investment management fees increased $2 million or 38% in 1998 compared to last year, as assets in the KeyPremier mutual funds reached the $1 billion mark. The third quarter 1997 acquisition of MMC&P, a retirement benefit services firm, also contributed to the growth in revenue.

Fee income, which includes revenue from credit card activities and electronic banking services, increased $800,000 or 17% compared to last year. Such fees were benefitted by increased credit card activity, the expansion of our ATM network into convenience stores, and the increased popularity of the KeyCheck debit card.

Mortgage banking income demonstrated an increase of $1.2 million or 81% compared to the first quarter of 1997, as loans serviced for others increased 62%. As a result of relatively low interest rates and a strong economy, mortgage originations also reflected a 49% increase in the first quarter of 1998 compared to 1997.

As part of Keystone's ongoing review of its delivery channels, community offices were sold in both years, contributing nearly $1 million to other income in 1998 and $3 million in 1997. Excluding these gains from both years, other income increased 13% primarily from increased sales of annuities.

First quarter 1998 results included net securities gains of $1.5 million, resulting from a strategic decision to reduce our equity securities portfolio, and at the same time, take advantage of favorable market conditions.

NONINTEREST EXPENSES
--------------------
Growth in total noninterest expenses approximated $4.7 million or 9% during the first quarter of 1998, as 1997 results did not include the impact of the second and third quarter acquisitions of First Financial and MMC&P. These acquisitions had the largest impact on salaries and benefits, which increased 12% and 19%, respectively. Salary expense was also impacted by merit increases, increased phone center staffing and the continued expansion of performance-based incentive programs. Benefits expense in the first quarter of 1997 was unusually low due to the termination of a benefit program of an acquired entity.

Occupancy costs, as well as furniture and equipment expense, increased approximately 10%, and were impacted by the acquisition of First Financial, the expanded ATM network, and the recently completed "state-of-the-art" phone center, KeyCall.

INCOME TAXES

Income tax expense for the first quarter of 1998 reached $9.4 million, resulting in an effective tax rate of 28% compared with 30% for the same period in 1997. The slight decrease was attributable in part to a number of tax planning strategies including expanded investments in low-income housing projects.

ASSET QUALITY
--------------

Keystone's allowance for credit losses reached $64 million or 1.38% of loans at March 31, 1998, compared to 1.33% of loans at the end of the same quarter in 1997. Annualized net charge-offs expressed as a percentage of average loans increased from 0.27% in 1997 to 0.40% in 1998, with consumer loans and leases constituting 86% of the first quarter net charge-offs. This increase is in line with similar trends experienced throughout the industry, and is being monitored closely by Keystone.

The following table provides a comparative summary of the activity in the allowance for credit losses for the three-month periods ended March 31, 1998 and 1997 (in thousands).
                                                    1998          1997
--------------------------------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period                    $65,091        $56,256
Loans charged-off:
 Commercial                                          (564)          (336)
 Real estate secured                                 (576)          (583)
 Consumer                                          (3,375)        (2,184)
 Lease financing                                     (959)          (429)
------------------------------------------------------------------------
Total loans charged-off                            (5,474)        (3,532)
------------------------------------------------------------------------
Recoveries:
 Commercial                                            64             83
 Real estate secured                                  425            236
 Consumer                                             350            273
 Lease financing                                       78             34
-------------------------------------------------------------------------
Total recoveries                                      917            626
-------------------------------------------------------------------------
Net loans charged-off                              (4,557)        (2,906)
Provision for credit losses                         3,757          3,794
-------------------------------------------------------------------------
Balance at end of period                          $64,291        $57,144
-------------------------------------------------------------------------
 Net loans charged-off to average loans*            0.40%         0.27%
-------------------------------------------------------------------------
 Provision for credit losses to average loans*      0.33%         0.35%
-------------------------------------------------------------------------
 Allowance for credit losses to loans               1.38%         1.33%
-------------------------------------------------------------------------
*Annualized

The following table has been provided to compare nonperforming assets and total risk elements at March 31, 1998 to the balances at the end of 1997, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                         March 31,        December 31,
(dollars in thousands)                     1998              1997
-------------------------------------------------------------------------------

Nonaccrual loans                          $26,922           $20,520

Restructurings                                250               489
-------------------------------------------------------------------------------

Nonperforming loans                        27,172            21,009

Other real estate                           4,460             5,028
-------------------------------------------------------------------------------

Nonperforming assets                       31,632            26,037

Loans past due 90 days or more             23,479            33,062
-------------------------------------------------------------------------------

Total risk elements                       $55,111           $59,099
-------------------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                        .68%              .55%

  90-days past due                            .50               .70
-------------------------------------------------------------------------------

Total risk elements                          1.18%             1.25%
-------------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans      237%              310%

 Ending allowance to risk elements**          127%              120%

 Ending allowance to annualized
  net charge-offs                             3.5X              4.4X
-------------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE.
**Excludes ORE.

Nonaccrual loans increased $6.4 million, as a large commercial loan in the 90 days past due category at December 31, 1997 was placed on nonaccrual status during the quarter. The prospects for recovery on this loan are good. While the migration of this loan into nonaccrual status caused the ratio of the allowance to nonperforming loans to decrease from 310% at the end of 1997 to 237% at March 31, 1998, the ratio of the allowance to total risk elements is slightly improved.

Based upon the evaluation of loan quality and other relevant factors, management believes that the allowance for credit losses is adequate to absorb credit losses inherent in the portfolio.

CAPITAL MANAGEMENT
------------------

During the first quarter of 1998, Keystone completed a 500,000 share repurchase program announced in January 1998 at a cost of $20 million, and announced a new program for 500,000 additional shares.

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

                                                       Regulatory Standards
                                                       ---------------------

                         March 31, December 31,     Well          Minimum
                           1998        1997      Capitalized    Requirement
-------------------------------------------------------------------------------

Leverage ratio             9.02%       9.15%       5.00%           4.00%
Tier 1                    12.46%      12.50%       6.00%           4.00%
Total capital ratio       13.71%      13.75%      10.00%           8.00%

The slight decline in the above ratios can be attributed in part to the share repurchases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Through March 31, 1998 there have been no material changes to the information on this topic presented in the December 31, 1997 Annual Report.

PART II.

ITEM 6(a) Exhibits:
  Exhibit #                     Description
 ----------                    -------------

    11                    Statement Re Computation of Per Share Earnings
    12                    Statement Re Computation of Ratios
    27                    Financial Data Schedule


ITEM 6(b) Reports on Form 8-K:

During the quarter ended March 31, 1998, the registrant filed the following reports on Form 8-K:

Date of Report           Item            Description
---------------          -----           ---------------------------------------

January 16, 1998           5             Earnings release for the quarter ended
                                         December 31, 1997.

January 26, 1998           5             Press release for share repurchase
                                         program.

March 27, 1998             5             Press release for share buyback plan
                                         and declaration of dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 14, 1998
-----------------------


/S/ Carl L. Campbell
-----------------------
Carl L. Campbell,
President and Chief Executive Officer



DATE: May 14, 1998
-----------------------


/s/ Mark L. Pulaski
-----------------------
Mark L. Pulaski,
Vice Chairman,
Chief Operating Officer,
and Chief Financial Officer



DATE: May 14, 1998
-----------------------


/s/ Donald F. Holt
-----------------------
Donald F. Holt,
Senior Vice President,
Controller and Principal
Accounting Officer