Form 10-Q
period 1998-06-30
KEYSTONE FINANCIAL INC
filed 1998-08-14
CIK 717809

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

Common Stock ($2 par value): 51,376,000 as of July 31, 1998.

                        KEYSTONE FINANCIAL, INC.

                                 INDEX                                PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition -
June 30, 1998 and December 31, 1997                                      3

Consolidated Statements of Income - Three months
ended June 30, 1998 and 1997, and six months ended
June 30, 1998 and 1997                                                   4

Consolidated Statements of Comprehensive Income -
Three-months ended June 30, 1998 and 1997, and six
months ended June 30, 1998 and 1997                                      6

Consolidated Statements of Cash Flows - Six months ended
June 30, 1998 and 1997                                                   7

Notes to Consolidated Financial Statements                               8

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                   16


PART II.   OTHER INFORMATION

Items 1,2,3, and 5 have been omitted since they are not applicable.


ITEM 4.   Submission of Matters to a Vote of Security Holders           16


ITEM 6.   Exhibits and Reports on Form 8-K                              17

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                              18

PART I. ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
                                               June 30, 1998  December 31, 1997
________________________________________________________________________________
(in thousands, except share data)
ASSETS
________________________________________________________________________________
Cash and due from banks                            $189,201       $206,223
Federal funds sold                                   49,300         25,300
Interest bearing deposits with banks                  1,064          1,928
Investment securities available
  for sale                                        1,141,937      1,091,400
Investment securities held to
  maturity (market values
  1998-$601,255; 1997-$538,218)                     592,571        528,388
Loans held for resale                                62,957         43,055

Loans and leases                                  4,616,650      4,712,566
Allowance for credit losses                         (62,777)       (65,091)
________________________________________________________________________________
Net Loans                                         4,553,873      4,647,475
Premises and equipment                              119,622        116,615
Other assets                                        188,365        180,953
________________________________________________________________________________
TOTAL ASSETS                                     $6,898,890     $6,841,337
================================================================================
LIABILITIES
________________________________________________________________________________
Noninterest-bearing deposits                       $651,005       $637,164
Interest-bearing deposits                         4,527,967      4,596,001
________________________________________________________________________________
Total Deposits                                    5,178,972      5,233,165
Federal funds purchased and security
  repurchase agreements                             343,433        399,730
Other short-term borrowings                          43,428         26,160
________________________________________________________________________________
Total Short-Term Borrowings                         386,861        425,890
FHLB borrowings                                     379,503        248,150
Long-term debt                                      131,164        101,793
Other liabilities                                   153,879        146,854
________________________________________________________________________________
TOTAL LIABILITIES                                 6,230,379      6,155,852
________________________________________________________________________________
SHAREHOLDERS' EQUITY
________________________________________________________________________________
Preferred stock: $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding                            ---            ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  52,219,815 - 1998 and
  52,029,017 - 1997                                 104,440        104,058
Surplus                                             159,767        155,430
Retained earnings                                   439,147        418,605
Deferred KSOP benefit expense                          (852)        (1,150)
Treasury stock:
  1,000,000 shares at cost - 1998                   (40,411)           ---
Accumulated other comprehensive income                6,420          8,542
________________________________________________________________________________
TOTAL SHAREHOLDERS' EQUITY                          668,511        685,485
________________________________________________________________________________
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $6,898,890     $6,841,337
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
________________________________________________________________________________
                                                      Three Months Ended
                                                           June 30,
                                                     1998            1997
________________________________________________________________________________
INCOME
________________________________________________________________________________
Loans and fees on loans                            $102,190       $100,063
Investments - taxable                                23,324         20,048
Investments - tax exempt                              2,834          3,184
Federal funds sold & other                            1,228          1,674
Loans held for resale                                 1,249          1,835
________________________________________________________________________________
                                                    130,825        126,804
________________________________________________________________________________
INTEREST EXPENSE
________________________________________________________________________________
Deposits                                             48,661         47,988
Short-term borrowings                                 4,466          4,423
FHLB borrowings                                       5,453          3,949
Long-term debt                                        2,049            981
________________________________________________________________________________
                                                     60,629         57,341
________________________________________________________________________________
NET INTEREST INCOME                                  70,196         69,463
Provision for credit losses                           6,679          3,659
________________________________________________________________________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        63,517         65,804
________________________________________________________________________________
NONINTEREST INCOME
________________________________________________________________________________
Trust and investment advisory fees                    6,364          5,155
Service charges on deposit accounts                   4,545          4,258
Fee income                                            6,249          4,908
Mortgage banking income                               3,526          2,744
Other secondary market income                           513            278
Reinsurance income                                      795            768
Other income                                          1,987          2,318
Net gains(losses)- equity securities                  5,330           (120)
Net gains(losses)- debt securities                       52           (324)
________________________________________________________________________________
                                                     29,361         19,985
NONINTEREST EXPENSE
________________________________________________________________________________
Salaries                                             24,362         22,289
Employee benefits                                     4,310          4,189
Occupancy expense (net)                               4,283          4,031
Furniture and equipment expense                       5,182          4,408
Special charges                                        ----         11,410
Other expense                                        17,331         17,441
________________________________________________________________________________
                                                     55,468         63,768
________________________________________________________________________________
Income before income taxes                           37,410         22,021
Income tax expense                                   12,129          7,039
________________________________________________________________________________
NET INCOME                                          $25,281        $14,982
________________________________________________________________________________
PER SHARE DATA
________________________________________________________________________________
Net income:
  Basic                                               $0.49          $0.29
  Diluted                                             $0.48          $0.29

Dividends                                             $0.28          $0.26
________________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
________________________________________________________________________________
                                                      Six Months Ended
                                                          June 30,
                                                     1998          1997
________________________________________________________________________________
INCOME
________________________________________________________________________________
Loans and fees on loans                            $204,063       $194,957
Investments - taxable                                45,100         40,024
Investments - tax exempt                              5,763          6,310
Federal funds sold & other                            2,667          2,508
Loans held for resale                                 2,291          3,451
________________________________________________________________________________
                                                    259,884        247,250
________________________________________________________________________________
INTEREST EXPENSE
________________________________________________________________________________
Deposits                                             97,878         94,507
Short-term borrowings                                 9,021          8,515
FHLB borrowings                                       9,717          7,381
Long-term debt                                        3,918            995
________________________________________________________________________________
                                                    120,534        111,398
________________________________________________________________________________
NET INTEREST INCOME                                 139,350        135,852
Provision for credit losses                          10,436          7,453
________________________________________________________________________________
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                       128,914        128,399
________________________________________________________________________________
NONINTEREST INCOME
________________________________________________________________________________
Trust and investment advisory fees                   13,045          9,999
Service charges on deposit accounts                   8,750          8,405
Fee income                                           11,559          9,429
Mortgage banking income                               6,271          4,262
Other secondary market income                         1,190            801
Reinsurance income                                    1,426          1,788
Other income                                          4,414          6,671
Net gains - equity securities                         6,850           ----
Net gains(losses) - debt securities                      63           (295)
________________________________________________________________________________
                                                     53,568         41,060
NONINTEREST EXPENSE
________________________________________________________________________________
Salaries                                             48,657         43,909
Employee benefits                                     9,655          8,680
Occupancy expense (net)                               8,797          8,143
Furniture and equipment expense                      10,254          8,989
Special charges                                        ----         11,410
Other expense                                        34,212         33,999
________________________________________________________________________________
                                                    111,575        115,130
________________________________________________________________________________
Income before income taxes                           70,907         54,329
Income tax expense                                   21,490         16,576
________________________________________________________________________________
NET INCOME                                          $49,417        $37,753
________________________________________________________________________________
PER SHARE DATA
________________________________________________________________________________
Net income
  Basic                                               $0.96         $0.73
  Diluted                                             $0.94         $0.72

Dividends                                             $0.56         $0.52
________________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
______________________________________________________________________________
                                      Three Months Ended June 30,
                                   1998                       1997
                            Before       Net of       Before        Net of
                              Tax         Tax           Tax           Tax
______________________________________________________________________________
Net Income                                $25,281                     $14,982

Unrealized gains (losses) on
securities:

  Unrealized holding
  gains(losses)arising
  during the period             1,545       1,004          7,116        4,625

  Less: Reclassification
  adjustment for gains
  included in net income       (5,382)     (3,498)           444          289
______________________________________________________________________________
                                           (2,494)                      4,914
______________________________________________________________________________
Comprehensive Income                      $22,787                     $19,896
==============================================================================



______________________________________________________________________________
                                        Six Months Ended June 30,
                                      1998                     1997
                               Before      Net of       Before       Net of
                                Tax          Tax          Tax         Tax
______________________________________________________________________________

Net Income                                   $49,417                  $37,753

Unrealized gains(losses) on
securities:

   Unrealized holding
   gains(losses)arising           3,648        2,371      (1,021)       (664)
   during the period

   Less: Reclassification
   adjustment for gains
   included in net income        (6,913)      (4,493)        295         192
______________________________________________________________________________
                                              (2,122)                   (472)
______________________________________________________________________________
Comprehensive Income                         $47,295                 $37,281
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Six Months Ended
                                                              June 30,
(in thousands)                                           1998         1997
________________________________________________________________________________
OPERATING ACTIVITIES:

Net Income                                              $49,417     $37,753
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Provision for credit losses                            10,436       7,453
  Provision for depreciation & amortization              10,224       8,275
  Deferred income taxes                                     590       9,626
  Special charges accrual                                (2,962)      7,751
  Sale of loans held for resale                         123,403     213,825
  Origination of loans held for resale                 (219,617)   (202,932)
  (Increase)decrease in interest receivable                 559      (1,338)
  Increase in interest payable                            7,295       6,516
  Other                                                  (7,895)     (6,132)
________________________________________________________________________________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (28,550)     80,797
________________________________________________________________________________
INVESTING ACTIVITIES:

Net decrease in interest-bearing
  deposits with banks                                      864       28,406
Available for sale securities:
   Sales                                                50,121      129,237
   Maturities                                          521,476      409,746
   Purchases                                          (614,757)    (406,000)
Held to maturity securities:
   Maturities                                          109,914       27,316
   Purchases                                          (174,234)     (53,939)
Net (increase) decrease in loans                        159,875    (213,866)
Purchases of loans                                      (6,660)       ----
Proceeds from sales of loans                             3,661       84,521
Purchases of premises and equipment                    (10,989)     (10,676)
Other                                                   (6,975)      (3,753)
________________________________________________________________________________
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     32,296       (9,008)
________________________________________________________________________________
FINANCING ACTIVITIES:

Net decrease in deposits                               (54,193)     (20,920)
Net decrease in short-term borrowings                  (39,029)      (1,130)
Proceeds from FHLB borrowings                          202,542      168,242
Repayments of FHLB borrowings                          (71,189)    (167,358)
Issuance of long-term debt                              30,000      100,000
Repayment of long term debt                               (629)        (544)
Acquisition of treasury stock                          (40,411)     (61,349)
Cash dividends                                         (28,875)     (27,915)
Other                                                    5,016        5,327
________________________________________________________________________________
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES       3,232       (5,647)
________________________________________________________________________________

INCREASE IN CASH AND CASH EQUIVALENTS                     6,978      66,142

Cash and cash equivalents at beginning of period        231,523     251,472
________________________________________________________________________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $238,501    $317,614
________________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

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

Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1997, as contained in the Annual Report to Shareholders.

COMPREHENSIVE INCOME

During 1998,  Keystone adopted  Financial  Accounting  Standards Board Statement
130, "Reporting Comprehensive Income". Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in debt and equity securities.

COMMITMENTS AND CONTINGENCIES

Keystone and its subsidiaries are subject to various legal proceedings that arise in the ordinary course of business. In late 1997, an investment advisor not affiliated with Keystone ("investment advisor") was accused by the Securities and Exchange Commission of defrauding its clients, which were primarily school districts and municipalities, resulting in losses alleged to approximate $70 million. A Keystone subsidiary had been previously engaged to maintain custody of certain funds and investments of the unaffiliated investment advisor. In an effort to recover the alleged losses, legal proceedings were subsequently initiated by the court-appointed trustee for the investment advisor and by its clients. These proceedings included individual and class actions against Keystone, its subsidiaries, and some of its employees alleging that these entities or individuals were responsible for and contributed to the loss. Management plans to vigorously contest these actions. The loss, if any, to Keystone or its subsidiaries resulting from the actions can not be reasonably estimated at this time. Because of the complexity of these actions, it is expected that final resolution of these matters will not occur for a number of years.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of Keystone's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or Keystone's financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Keystone Financial, Inc. (Keystone) is the third largest bank holding company headquartered in Pennsylvania. Keystone offers a wide range of financial products and services through its seven super-community banks and specialized nonbank subsidiaries located throughout Pennsylvania, Maryland, West Virginia and Delaware.

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent daily average balances, unless otherwise indicated. The results of First Financial Corporation of Western Maryland (First Financial), which was acquired through a purchase acquisition on May 29, 1997, have been included herein from the consummation date.

SUMMARY OF FINANCIAL RESULTS

Keystone reported net income of $25.3 million or $0.49 per basic share for the second quarter of 1998, compared to $15.0 million or $0.29 per basic share for the same quarter of 1997. Second quarter results in 1997 had been influenced by special merger and portfolio restructuring charges associated with the merger of Financial Trust Corp. which aggregated $0.17 per share. Excluding these items, earnings per share increased 7% and reflected a return on average assets (ROA) and return on average equity (ROE) of 1.47% and 14.93% versus 1.43% and 14.54% for the second quarter of 1997.

Earnings for the six months ended June 30, 1998 exhibited similar improvement, reflecting 7% growth in basic earnings per share to $0.96, and resulting in ROA of 1.46% and ROE of 14.59% compared with 1.44% and 14.35% for 1997, exclusive of the special charges.

Operating results for the second quarter and six months ended June 30, 1998 were influenced by the higher loan loss provision associated with consumer loan charge-offs. These charge-off's relate to the indirect automobile lending and leasing programs, which were curtailed in 1997. Results were also affected by securities gains from the sale of appreciated bank stocks.

Core results included slight growth in net interest income coupled with continued strong growth in noninterest income and recent improvement in expense levels. As a result of competitive pressures on loan pricing, as well as an overall higher cost of funds, the net interest margin declined slightly from the same period last year. Despite the declining margin and the runoff of existing indirect automobile loan and lease credits, core loan growth approximating 6% drove the increase in net interest income. Asset management growth, electronic banking fee increases and record mortgage banking activities combined to improve noninterest income 13% for the first half of 1998 compared to 1997. While noninterest expenses excluding special charges increased 8% year to date over 1997, recent measures, including a decline in the ratio of overhead expense to revenue from the first quarter of 1998, demonstrated improvement. Operating efficiency, combined with an expanded fee base, will continue to be an important management focus.

As a result of the above-mentioned consumer loan charge-offs, the ratio of annualized net charge-offs expressed as a percentage of average loans increased to 0.55% for the first six months of 1998 from 0.32% for the same period last year. The level of charge-off's in the second quarter of 1998 was directly influenced by indirect automobile and lease programs, which were exited in 1997, and are not expected to significantly influence future charge-off levels. The ratio of the allowance for credit losses to total loans remained constant at 1.36%, as the provision for credit loses increased $3 million or 40% over 1997.

Capital management remained a priority, as Keystone purchased 500,000 treasury shares during the quarter, bringing the year to date total shares purchased to one million. Regulatory capital measures remained above the threshold for well-capitalized.

AVERAGE STATEMENT OF CONDITION


The average balance sheets for the six months ended June 30, 1998 and 1997 were as follows (in thousands):
                                                                       Change
                                      1998        1997           Volume      %
________________________________________________________________________________
Cash and due from banks            $175,234     $179,807       $ (4,573)    (3)%
Federal funds sold and other         96,964       93,195          3,769      4
Investments                       1,624,132    1,488,280        135,852      9
Loans held for resale                57,725       91,576        (33,851)   (37)

Loans                             4,658,522    4,448,114        210,408      5
Allowance for credit losses         (64,608)     (58,294)        (6,314)    11
________________________________________________________________________________
Net loans                         4,593,914    4,389,820        204,094      5

Intangible assets                    61,853       28,615         33,238    116
Other assets                        227,986      219,107          8,879      4
________________________________________________________________________________
 TOTAL ASSETS                    $6,837,808   $6,490,400       $347,408      5%
________________________________________________________________________________
Noninterest-bearing deposits       $627,849     $598,636       $ 29,213      5%
Interest-bearing deposits         4,578,972    4,465,478        113,494      3
Short-term borrowings               373,639      367,220          6,419      2
FHLB borrowings                     336,581      247,474         89,107     36
Other long-term debt                107,638       25,447         82,191    323
Other liabilities                   129,996      137,067         (7,071)    (5)
________________________________________________________________________________
 TOTAL LIABILITIES                6,154,675    5,841,322        313,353      5
________________________________________________________________________________
SHAREHOLDERS' EQUITY                683,133      649,078         34,055      5
________________________________________________________________________________
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $6,837,808   $6,490,400       $347,408      5%
________________________________________________________________________________

Loan growth was strongest in the categories of commercial, commercial real estate and consumer installment loans. The impact of loans added through the second quarter 1997 acquisition of First Financial was more than offset by the run-off of indirect loans and leases occurring in conjunction with the curtailment of these lines of business.

Intangible assets were impacted by the second quarter 1997 acquisition of First Financial.

Funding for loan growth was obtained from deposit growth and increased FHLB borrowings. Long-term debt increased due to the issuance of medium term notes totaling $100 million in May of 1997 and $30 million in May of 1998, the proceeds of which were used for general corporate purposes including acquisitions and share repurchases.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 1998 and 1997 (in thousands):

_________________________________________________________________________________________
                                                                           Increase/
                                  1998                    1997             (Decrease)
                                        YIELD/                  YIELD/             YIELD/
                             AMOUNT     RATE         AMOUNT     RATE     AMOUNT    RATE
 _________________________________________________________________________________________

 Interest income           $264,226     8.26%      $251,627     8.27%  $12,599     (0.01)
 Interest expense           120,534     4.50        111,398     4.40     9,136      0.10
 _________________________________________________________________________________________
 Net interest income       $143,692                $140,229             $3,463
 Interest spread                        3.76%                   3.87%              (0.11)
 Impact of noninterest funds            0.73                    0.73

 _________________________________________________________________________________________

 Net interest margin                    4.49%                   4.60%              (0.11)
 _________________________________________________________________________________________
*The change in net interest  income  consisted  primarily  of  favorable  volume variances.

Keystone's primary source of revenue is net interest income, which constituted 75% of total revenue (excluding securities gains) for the first six months of 1998. Net interest income represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds, and is heavily dependent on the volume and composition of earning assets and interest bearing liabilities as well as the yield or rate earned or paid on these earning assets or funding sources.

Net interest income grew $3.5 million or 2% for the first half of 1998 versus the same period in 1997, despite the decline of eleven basis points in the net interest margin. The growth in net interest income was primarily due to earning asset growth.

Interest income grew $12.6 million or 5% in the first half of 1998 compared to the same period in 1997. Earning asset growth of $316,000 or 5% occurred in both investments and loans. Improvement occurred in the mix of earning assets as growth occurred in higher yielding categories of loans such as consumer and commercial real estate due to Keystone's strategic decision to focus on these relationship-oriented business segments.

Interest expense grew $9.1 million or 8% as the rate on total cost of funds increased 10 basis points. The increase occurred due to both a 6% increase in interest bearing liabilities as well as a shift in the composition of the liabilities, with higher cost funding sources such as the variable rate certificate of deposit and borrowings becoming a larger percentage of the total funding sources.

As a result of the yield on earning assets remaining stable and the cost of funds increasing 10 basis points, the interest spread dropped from 3.87% in 1997 to 3.76% in 1998. Similarly, the margin decreased from 4.60% to 4.49%, as the impact of noninterest funds was unchanged.

PROVISION FOR CREDIT LOSSES

The provision for credit losses reached $10.4 million or 0.45% of average loans, when annualized, for the first six months of 1998 compared with $7.5 million or 0.34% of average loans for the same period of 1997. The increased provision reflects the higher charge-offs related to the indirect automobile lending and leasing programs that were exited in 1997.

NONINTEREST INCOME

Noninterest revenues continued to demonstrate significant growth as they increased $12.5 million or 30% from the first half of 1997 to the same period in 1998. Excluding net securities gains and gains on the sale of branches from both periods, total noninterest revenues increased 23% in 1998.

Trust and investment management fees increased $3 million or 30% for the first six months of 1998 compared to 1997, as assets managed within Keystone's proprietary mutual funds exceeded the $1 billion mark and total managed funds exceeded $3.5 billion. During the third quarter of 1997, Keystone also expanded its retirement benefit services capabilities through the acquisition of MMC&P, which also contributed to the growth in revenue.

Fee income, which includes revenue from credit card activities and electronic banking services, increased $2 million or 23% compared to the first six months of 1997. Such fee increases were driven by increased credit card activity, the expansion of our convenience store ATM network, and the increased usage and fee generation from the KeyCheck debit card.

Mortgage banking income reflected an increase of $2 million or 47% compared to the first half of 1997, as loans serviced for others increased 38% and originations increased 54%. Mortgage banking activity has benefited from a relatively low interest rate environment, a strong economy, and increased housing starts.

As part of Keystone's ongoing review of its delivery channels, community offices were sold in both years, contributing nearly $1 million to other income in 1998 and $4.3 million in 1997. Excluding these gains from both years, other income increased 46%, primarily from expanded annuity sales.

For the first six months of the year, 1998 results included net securities gains of $6.9 million, resulting from a strategic decision to manage our equity securities exposure, and at the same time, take advantage of favorable market conditions.

NONINTEREST EXPENSES

Excluding special charges incurred in conjunction with the 1997 merger of Financial Trust Corp, growth in total noninterest expenses approximated $7.9 million or 8% during the first half of 1998. The May 1997 and August 1997 purchase acquisitions of First Financial and MMC&P, respectively, influenced the expense increases for the first six months of 1998. These acquisitions had the largest impact on salaries and benefits, which increased 11%. Salary expense was also impacted by merit increases, increased telephone center staffing, year 2000 expenses, and the continued expansion of performance-based incentive programs.

Occupancy costs, as well as furniture and equipment expense, increased 8% and 14%, respectively, and were impacted by the acquisition of First Financial, the expanded ATM network, and the recently completed "state-of-the-art" telephone banking center.

YEAR 2000

As explained in the Financial Review section of Keystone's 1997 Annual Report, the approach of the Year 2000 has elevated concerns over its potential impact on the operations of computer systems. Keystone's computer systems are managed by its information technology (IT) division, which has the primary responsibility to meet information processing needs through the acquisition, operation, and customization of software and hardware acquired from major providers. A limited portion of data processing needs, estimated at approximately 15%, is met by various third party providers. Keystone's formal plan to resolve issues attendant to the approach of the Year 2000 (Y2K) consists of four major phases: inventory; assessment; distribution; and implementation.

The first, or inventory phase of Keystone's Y2K Plan, provided for identification of all IT and non-IT components and has been completed. The resultant inventory of components identified in this phase of the plan has served as the basis for assessment of all potential Y2K issues.

The second, or assessment phase consisted of an evaluation of the need for modification, upgrade or replacement of either internally-managed or service-based systems to meet Y2K compliance standards. This evaluation resulted in the identification of ten "corporate critical" IT systems which were deemed to present the highest level of execution risk if such systems were not adequately safeguarded from failure or malfunction. This stage of the process has been completed for all significant IT systems. Keystone believes that it has no significant exposure due to non-IT components, which appear to be limited to items such as access control systems and vaults.

During the third, or distribution phase, a decision is made about how to remedy Y2K problems by retiring, replacing, updating or converting each software or hardware component that is not Y2K compliant. The distribution phase of Keystone's Y2K plan has been completed for all "corporate critical" systems.

The final, or implementation phase, includes installation, system testing, and transition to a production environment. Of the ten "corporate critical" systems, four systems are currently in production and will require only minor additional testing. The remaining six systems are in various stages of completion with four systems scheduled for production by the fourth quarter of 1998 and the two remaining systems in early 1999.

Management believes that all identified "corporate critical" replacement or updated systems meet the standards necessary for Y2K compliance. The risk associated with Y2K compliance, therefore, is limited to the implementation of these compliant systems and can be remedied, if necessary, via standard vendor support channels or by redirecting internal or external resources. Management's current risk assessment is that potential difficulties associated with implementation are likely to result in only minor delays in transaction
processing  or  information  availability.   If  delays  in  either  transaction
processing or information availability would occur for extended periods for "corporate critical" systems, or if timely modification could not be made, Y2K issues could have a material effect on both customers and on the operations of Keystone. Failure to achieve Y2K compliance could also subject Keystone or its subsidiaries to potential sanctions or directives from the various regulatory agencies responsible for supervisory oversight of financial institutions.

Keystone is also engaged in an effort to survey the readiness of suppliers, vendors, and major customers. To date, Keystone is not aware of any problems which would materially impact its results of operations, liquidity, or capital resources. However, Keystone has no means to determine with absolute assurance that external parties will be Y2K compliant or that non-compliance would have a material impact on Keystone.

Keystone has previously reported that the estimate of costs expected to be incurred to accommodate Y2K compliance was $9 million, including nearly $4 to $5 million of software and system replacements which will be capitalized and amortized over a three to five year period. Expenditures since the inception of the project have aggregated $4.2 million and all expenditures will be funded through operating cash flows.

Keystone's   estimate  of  costs  and  the  time   required   to  complete   Y2K
modifications, as well as the assessment of the risk of noncompliance, are forward-looking information and are dependent upon assumptions regarding future events. There can be no guarantee that estimates surrounding costs or completion dates will be achieved or that all risk has been appropriately identified and assessed. Specific factors that might cause differences include, but are not limited to, the availability and cost of personnel, satisfactory Year 2000 upgrade execution, the ability to identify all issues, and similar uncertainties.


INCOME TAXES

Income tax expense for the first half of 1998 reached $21.5 million, resulting in an effective tax rate of 30%, relatively unchanged from an effective rate of 31% for the same period in 1997.

ASSET QUALITY

Keystone's allowance for credit losses totaled $63 million or 1.36% of outstanding loans at June 30, 1998, compared to 1.38% of loans at the end of 1997. Annualized net charge-offs expressed as a percentage of average loans increased from 0.32% in 1997 to 0.55% in 1998, with consumer loans and leases constituting 93% of 1998 net charge-offs. A majority of the consumer and lease financing charge-offs during 1998 related to the indirect automobile lending and leasing programs.

The following table provides a comparative summary of the activity in the allowance for credit losses for the six-month periods ended June 30, 1998 and 1997 (in thousands).

                                                     1998           1997
___________________________________________________________________________
Allowance for Credit Losses:

Balance at beginning of period                     $65,091        $56,256
Allowance obtained through acquisition               ----           8,311
Loans charged-off:
 Commercial                                           (938)          (682)
 Real estate secured                                (1,011)        (1,305)
 Consumer                                           (8,934)        (5,061)
 Lease financing                                    (3,775)        (1,260)
___________________________________________________________________________
Total loans charged-off                            (14,658)        (8,308)
___________________________________________________________________________
Recoveries:
 Commercial                                            141            154
 Real estate secured                                   912            365
 Consumer                                              700            563
 Lease financing                                       155            106
___________________________________________________________________________
Total recoveries                                     1,908          1,188
___________________________________________________________________________
Net loans charged-off                              (12,750)        (7,120)
Provision for credit losses                         10,436          7,453
___________________________________________________________________________
Balance at end of period                           $62,777        $64,900
___________________________________________________________________________

The following table has been provided to compare nonperforming assets and total risk elements at June 30, 1998 to the balances at the end of 1997, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                         June 30,        December 31,
(dollars in thousands)                     1998              1997
_________________________________________________________________________

Nonaccrual loans                          $29,452           $20,520

Restructurings                                305               489
_________________________________________________________________________

Nonperforming loans                        29,757            21,009

Other real estate                           4,630             5,028
_________________________________________________________________________

Nonperforming assets                       34,387            26,037

Loans past due 90 days or more             20,633            33,062
_________________________________________________________________________

Total risk elements                       $55,020           $59,099
_________________________________________________________________________

Ratio to period-end loans:*

  Nonperforming assets                        .74%              .55%

  90-days past due                            .45               .70
_________________________________________________________________________

Total risk elements                          1.19%             1.25%
_________________________________________________________________________
Coverage Ratios:

 Ending allowance to nonperforming loans      211%              310%

 Ending allowance to risk elements**          125%              120%

 Ending allowance to annualized
  net charge-offs                             2.4X              4.4X
_________________________________________________________________________
* The denominator consists of period-end loans and ORE.
**Excludes ORE.

Total risk elements decreased from $59 million or 1.25% of loans at the end of 1997 to $55 million or 1.19% of loans at June 30, 1998. A limited number of large commercial loans moved from the 90 days past due category at the end of 1997 to nonaccrual status, causing the ratio of the allowance to nonperforming loans to decrease from 310% at the end of 1997 to 211% at June 30, 1998. Such loans are not expected to experience significant collectability problems. As a result of the aforementioned consumer loan charge-offs, the coverage ratio of the allowance to annualized net charge-offs declined from 4.4 for 1997 to 2.4 for the first six months of 1998.

Based upon the evaluation of loan quality and other relevant factors, management believes that the allowance for credit losses is adequate to absorb credit losses inherent in the portfolio.

CAPITAL MANAGEMENT

During the first half of 1998, Keystone repurchased one million shares for treasury at a total cost of $40.4 million.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                         Regulatory
                                                         Standards
                                                ___________________________

                         June 30, December 31,     Well          Minimum
                           1998        1997      Capitalized    Requirement
___________________________________________________________________________

Leverage ratio             8.80%       9.15%       5.00%           4.00%
Tier 1                    12.28%      12.50%       6.00%           4.00%
Total capital ratio       13.53%      13.75%      10.00%           8.00%

The slight decline in the above ratios can be attributed in part to the share repurchases mentioned above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through June 30, 1998 there have been no material changes to the information on this topic presented in the December 31, 1997 Annual Report.

PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on May 21, 1998. Proxies were solicited by management pursuant to Regulation 14A under the Securities and Exchange Act of 1934. Nominees for the seven director positions were elected. All other matters submitted to a vote of shareholders were also approved, and the shareholder vote thereon was as follows:

Election of Directors:
                                        For             Withheld
________________________________________________________________________________
Carl L. Campbell                      40,007,957        507,966
Paul I. Detwiler, Jr.                 39,993,424        522,499
Allan W. Holman, Jr.                  40,016,889        499,034
James I. Scheiner                     40,002,636        513,287
Molly Dickinson Shepard               39,959,092        556,831
Ronald C. Unterberger                 40,016,392        499,531
William Ward                          40,019,377        496,546

The ratification of the appointment of Ernst & Young, LLP as independent Auditors of the Corporation for 1998:

Shares in favor of the proposal        40,195,365
Shares against the proposal, and          140,096
Shares abstaining from voting             180,462

For further information concerning these matters, refer to the definitive proxy statement dated April 9, 1998 in the registrant's file, which is incorporated herein by reference.

PART II. ITEM 6(a) EXHIBITS

  Exhibit #                     Description
 __________                    _____________

    11                    Statement Re Computation of Per Share Earnings
    12                    Statement Re Computation of Ratios
    27                    Financial Data Schedule

ITEM 6(b) Reports on Form 8-K:

During the quarter ended June 30, 1998, the registrant filed the following reports on Form 8-K:

Date of Report           Item            Description
_______________          _____           _______________________________________

April 22, 1998             5             Earnings release for the quarter ended
                                         March 31, 1998.

May 28, 1998               5             Press release announcing senior
                                         management changes, dividend
                                         declaration and election of new
                                         directors.

June 19, 1998              5             Press release announcing completion of
                                         Capital Region expansion.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 13, 1998
-----------------------------------


Mark L. Pulaski
-----------------------------------
President & Chief Operating Officer



DATE: August 13, 1998
-----------------------------------


Donald F. Holt
-----------------------------------
Senior Vice President &
Chief Financial Officer