Form 10-Q
period 1998-09-30
KEYSTONE FINANCIAL INC
filed 1998-11-13
CIK 717809

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

               (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

Common Stock ($2 par value): 51,436,000 as of October 31, 1998.

                        KEYSTONE FINANCIAL, INC.

                                 INDEX                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - September 30, 1998
and December 31, 1997                                              3

Consolidated Statements of Income - Three months
ended September 30, 1998 and 1997, and nine months ended
September 30, 1998 and 1997                                        4

Consolidated  Statements of Comprehensive  Income - Three
months ended September 30, 1998 and 1997, and nine months
ended September 30, 1998 and 1997                                  6

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1998 and 1997                                        7

Notes to Consolidated Financial Statements                         8

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                             16


PART II.   OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K                        17

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                        18

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except share data)


--------------------------------------------------------------------------------
                                                September 30,   December 31,
                                                     1998           1997

ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                            $169,103       $206,223
Federal funds sold                                   25,150         25,300
Interest bearing deposits with banks                  1,641          1,928
Investment securities available
  for sale                                        1,107,560      1,091,400
Investment securities held to
  maturity(fair values
  1998-$698,286; 1997-$538,218)                     681,426        528,388
Loans held for resale                                70,820         43,055

Loans and leases                                  4,552,173      4,712,566
Allowance for credit losses                         (61,933)       (65,091)
--------------------------------------------------------------------------------
Net Loans                                         4,490,240      4,647,475

Premises and equipment                              122,982        116,615
Other assets                                        237,482        180,953
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $6,906,404     $6,841,337
--------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                       $643,693       $637,164
Interest-bearing deposits                         4,502,671      4,596,001
--------------------------------------------------------------------------------
Total Deposits                                    5,146,364      5,233,165

Federal funds purchased and security
  repurchase agreements                             355,830        399,730
Other short-term borrowings                          21,367         26,160
--------------------------------------------------------------------------------
Total Short-Term Borrowings                         377,197        425,890

FHLB borrowings                                     401,464        248,150
Long-term debt                                      130,670        101,793
Other liabilities                                   162,490        146,854
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 6,218,185      6,155,852
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock: $1.00 par value,
  authorized 8,000,000 shares;
  none issued or outstanding                            ---            ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  51,386,653 - 1998 and 52,029,017 - 1997           102,773        104,058
Surplus                                             160,981        155,430
Retained earnings                                   415,059        418,605
Deferred KSOP benefit expense                          (702)        (1,150)
Accumulated other comprehensive income               10,108          8,542
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          688,219        685,485
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $6,906,404     $6,841,337
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                         September 30,
                                                      1998          1997
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                            $100,729       $104,314
Investments - taxable                                24,544         21,422
Investments - tax exempt                              2,847          2,986
Federal funds sold & other                            1,190          1,485
Loans held for resale                                 1,498          2,008
--------------------------------------------------------------------------------
                                                    130,808        132,215
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                             48,677         50,247
Short-term borrowings                                 4,725          4,676
FHLB borrowings                                       5,651          3,640
Long-term debt                                        2,349          1,883
--------------------------------------------------------------------------------
                                                     61,402         60,446
--------------------------------------------------------------------------------
NET INTEREST INCOME                                  69,406         71,769
Provision for credit losses                           3,081          4,319
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        66,325         67,450
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                    6,580          5,442
Service charges on deposit accounts                   4,899          4,409
Fee income                                            6,473          5,303
Mortgage banking income                               3,138          2,665
Other secondary market income                           849            503
Reinsurance income                                      720            702
Other income                                          1,651          1,801
Net gains - equity securities                         3,403          2,917
Net gains - debt securities                              41            607
--------------------------------------------------------------------------------
                                                     27,754         24,349
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                             24,821         24,348
Employee benefits                                     4,342          4,473
Occupancy expense (net)                               4,299          4,166
Furniture and equipment expense                       5,160          4,832
Other expense                                        17,508         17,712
--------------------------------------------------------------------------------
                                                     56,130         55,531
--------------------------------------------------------------------------------
Income before income taxes                           37,949         36,268
Income tax expense                                   12,368         11,668
--------------------------------------------------------------------------------
NET INCOME                                          $25,581        $24,600
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                               $0.50          $0.48
  Diluted                                             $0.50          $0.47

Dividends                                             $0.28          $0.26
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                         September 30,
                                                      1998          1997
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                            $304,792       $299,271
Investments - taxable                                69,644         61,446
Investments - tax exempt                              8,610          9,296
Federal funds sold & other                            3,857          3,993
Loans held for resale                                 3,789          5,459
--------------------------------------------------------------------------------
                                                    390,692        379,465
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                            146,555        144,754
Short-term borrowings                                13,746         13,191
FHLB borrowings                                      15,368         11,021
Long-term debt                                        6,267          2,878
--------------------------------------------------------------------------------
                                                    181,936        171,844
--------------------------------------------------------------------------------
NET INTEREST INCOME                                 208,756        207,621
Provision for credit losses                          13,517         11,772
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                       195,239        195,849
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                   19,625         15,441
Service charges on deposit accounts                  13,649         12,814
Fee income                                           18,032         14,732
Mortgage banking income                               9,409          6,927
Other secondary market income                         2,039          1,304
Reinsurance income                                    2,146          2,490
Other income                                          6,065          8,472
Net gains - equity securities                        10,253          2,917
Net gains - debt securities                             104            312
--------------------------------------------------------------------------------
                                                     81,322         65,409
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                             73,478         68,257
Employee benefits                                    13,997         13,153
Occupancy expense (net)                              13,096         12,309
Furniture and equipment expense                      15,414         13,821
Special charges                                         ---         11,410
Other expense                                        51,720         51,711
--------------------------------------------------------------------------------
                                                    167,705        170,661
--------------------------------------------------------------------------------
Income before income taxes                          108,856         90,597
Income tax expense                                   33,858         28,244
--------------------------------------------------------------------------------
NET INCOME                                          $74,998        $62,353
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                               $1.46          $1.21
  Diluted                                             $1.44          $1.19

Dividends                                             $0.84          $0.78
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)


                                           Three Months Ended September 30,
                                                1998               1997
                                          Before    Net of   Before    Net of
                                            Tax      Tax       Tax      Tax
                                         --------- -------- --------- --------
Net Income                                          $25,581            $24,600
Unrealized gains on securities:
  Unrealized holding gains arising
  during the period                          9,118    5,927     4,241    2,757
  Less: Reclassification adjustment for
  gains included in net income               3,444    2,239     3,524    2,291
---------------------------------------- --------- -------- --------- --------
                                             5,674    3,688       717      466
---------------------------------------- --------- -------- --------- --------
Comprehensive Income                                $29,269            $25,066
======================================== ========= ======== ========= ========


                                            Nine Months Ended September 30,
                                                1998                1997
                                           Before    Net of   Before    Net of
                                            Tax       Tax       Tax      Tax
                                         ---------- -------- --------- --------
Net Income                                           $74,998            $62,353
Unrealized gains on securities:
  Unrealized holding gains arising during
  the period                                 12,766    8,298     3,220    2,093
  Less: Reclassification adjustment for
  gains included in net income               10,357    6,732     3,229    2,099
---------------------------------------- ---------- -------- --------- --------
                                              2,409    1,566       (9)      (6)
---------------------------------------- ---------- -------- --------- --------
Comprehensive Income                                 $76,564            $62,347
======================================== ========== ======== ========= ========
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                            September 30,
                                                         1998        1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                             $74,998     $62,353
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:

  Provision for credit losses                           13,517      11,772
  Provision for depreciation & amortization             16,551      13,758
  Deferred income taxes                                  3,103      16,160
  Special charges accrual                                  ---       4,924
  Sale of loans held for resale                        195,480     295,808
  Origination of loans held for resale                (350,895)   (295,321)
  (Increase) decrease in interest receivable             2,548      (1,689)
  Increase in interest payable                          13,089       9,266
  Other                                                (15,602)      3,642
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (47,211)    120,673
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net (increase)decrease in interest-bearing
deposits with banks                                        287      (6,824)
Net cash paid for acquisition                              ---     (24,256)
Available for sale securities:
   Sales                                                59,165     168,249
   Maturities                                          837,023     665,889
   Purchases                                          (895,303)   (636,706)
Held to maturity securities:
   Maturities                                          145,875      67,735
   Purchases                                          (299,131)   (136,646)
Net (increase) decrease in loans                       273,095    (277,085)
Purchases of loans                                      (8,232)        ---
Proceeds from sales of loans                             4,365     172,028
Purchases of bank-owned life insurance                 (50,230)        ---
Purchases of premises and equipment                    (19,405)    (17,896)
Other                                                  (10,436)     (7,908)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES      37,073     (33,420)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net decrease in deposits                              (86,801)     (15,730)
Net decrease in short-term borrowings                 (48,693)      (4,807)
Proceeds from FHLB borrowings                         242,542      168,242
Repayments of FHLB borrowings                         (89,227)    (223,167)
Issuance of long-term debt                             30,000      100,000
Repayment of long-term debt                            (1,123)        (623)
Acquisition of treasury stock                         (40,411)     (61,349)
Cash dividends                                        (43,260)     (41,349)
Other                                                   9,841       12,422

--------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                 (27,132)     (66,361)
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (37,270)      20,892

Cash and cash equivalents at beginning of
  period                                              231,523      251,472
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $194,253     $272,364
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

Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1997, as contained in the Annual Report to Shareholders.

COMPREHENSIVE INCOME

During the quarter ended March 31, 1998, Keystone adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in debt and equity securities.


COMMITMENTS AND CONTINGENCIES

Keystone and its subsidiaries are subject to various legal proceedings that arise in the ordinary course of business. In late 1997, an investment advisor not affiliated with Keystone ("investment advisor") was accused by the Securities and Exchange Commission of defrauding its clients, which were primarily school districts and municipalities, resulting in losses alleged to approximate $70 million. A Keystone subsidiary had been previously engaged to maintain custody of certain funds and investments of the unaffiliated investment advisor. In an effort to recover the alleged losses, legal proceedings were subsequently initiated by the court-appointed trustee for the investment advisor and by its clients. These proceedings included individual and class actions against Keystone, its subsidiaries, and some of its employees alleging that these entities or individuals were responsible for, and contributed to, the loss. Management plans to vigorously contest these actions. The loss, if any, to Keystone or its subsidiaries resulting from the actions cannot be reasonably estimated at this time. Because of the complexity of these actions, it is expected that final resolution of these matters will not occur for a number of years.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Due to Keystone's limited use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or Keystone's financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Keystone Financial, Inc. (Keystone) is the third largest bank holding company headquartered in Pennsylvania. Keystone offers a wide-range of financial products and services through its seven community banks and through its specialized nonbank subsidiaries located in Pennsylvania, Maryland, West Virginia and Delaware.

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent average daily balances, unless otherwise indicated. The results of First Financial Corporation of Western Maryland (First Financial), which was acquired through a purchase acquisition, have been included herein from the consummation date of May 29, 1997. Keystone consummated the merger of Financial Trust Corp, which was accounted for as a pooling-of-interests, on May 30, 1997.

SUMMARY OF FINANCIAL RESULTS

Keystone reported net income of $25.6 million in the third quarter of 1998, resulting in basic earning per share (EPS) of $0.50 and a return on average assets(ROA) and return on average equity (ROE) of 1.47% and 14.99%, respectively. Comparable performance in the third quarter of 1997 reflected EPS of $0.48, ROA of 1.43% and ROE of 14.64%.

Year-to-date EPS through the end of September, 1998 reached $1.46 compared to $1.37 in 1997 (excluding second quarter 1997 special charges associated with the merger of Financial Trust Corp). ROA and ROE for the first three quarters of 1998 were 1.46% and 14.72%, respectively.

Keystone has experienced continued pressure on both net interest margin and net interest income performance. Balance sheet growth and net interest spread have been constrained by customer reactions to recent economic trends and by the relatively flat interest rate yield curve. As a result of these factors, the net interest margin declined from 4.60% for the nine-month period ended September 30, 1997 to 4.45% for the same period in 1998, while net interest income was constant.

Core loan growth, which has been influenced by consumer borrowing patterns, has also been adversely affected by the run-off of indirect loan and lease balances, the sale of consumer mortgages into the secondary market, and the decline in dealer floor plan loans due, in part, to the General Motors strike.

Noninterest sources of income continue to improve, reflecting strong growth from asset management, mortgage banking, and electronic banking activities, including increases of 20% or more over the prior year-to-date. Year-to-date 1998 results included securities gains of $10.4 million compared with $3.2 million for 1997.

The provision for credit losses reflected a 15% increase in 1998 year-to-date versus 1997. As expected, third quarter charge-offs declined from the second quarter levels, which had higher levels of charge-offs associated with Keystone's exited indirect automobile loan and lease programs.

Growth in noninterest expenses excluding special charges has been limited to 5% for the year-to-date period, and 1% for the third quarter of 1998 compared with the same quarter in 1997. The growth is attributable to mid-year 1997 acquisitions and to expenses associated with revenue-expansion efforts. Cost management accomplished through improved operating efficiency will continue to be an important focus of management.

Asset quality remained stable as reflected by the ratio of total risk elements to loans, which was 1.26% at September 30, 1998, compared to 1.25% at December 31, 1997. Similarly, the allowance-to-loan ratio remained consistent at 1.36%.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the nine months ended September 30, 1998 and 1997 were as follows (in thousands):
---------------------------------------------------------------------------

                                                              Change
                                  1998        1997         Volume      %
---------------------------------------------------------------------------
Cash and due from banks          $174,341    $186,239  $(11,898)     (6)%
Federal funds sold and other       93,171      95,625    (2,454)     (3)
Investments                     1,675,653   1,502,862   172,791      11
Loans held for resale              62,747      88,535   (25,788)    (29)

Loans                           4,623,575   4,521,902   101,673       2
Allowance for credit losses       (64,125)    (60,604)   (3,521)      6
---------------------------------------------------------------------------
Net loans                       4,559,450   4,461,298    98,152       2

Intangible assets                  61,934      39,943    21,991      55
Other assets                      234,497     219,254    15,243       7
---------------------------------------------------------------------------
 TOTAL ASSETS                  $6,861,793  $6,593,756  $268,037       4 %
---------------------------------------------------------------------------
Noninterest-bearing deposits     $632,509    $608,493  $ 24,016       4 %
Interest-bearing deposits       4,565,495   4,529,347    36,148       1
Short-term borrowings             379,061     373,319     5,742       2
FHLB borrowings                   353,670     241,645   112,025      46
Other long-term debt              115,510      51,251    64,259     125
Other liabilities                 134,450     134,705      (255)    ---
---------------------------------------------------------------------------
 TOTAL LIABILITIES              6,180,695   5,938,760   241,935       4
---------------------------------------------------------------------------
SHAREHOLDERS' EQUITY              681,098     654,996    26,102       4
---------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY         $6,861,793  $6,593,756  $268,037       4 %
---------------------------------------------------------------------------


Loan growth of 2% was driven by increases in commercial, commercial real estate and consumer installment loans. Growth was constrained by the sale of consumer mortgages and the run-off of indirect loans and leases associated with the curtailment of this line of business.

Intangible assets were impacted by the second quarter 1997 acquisition of First Financial.

Funding for asset growth was obtained from both deposit growth as well as increased FHLB borrowings. Long-term debt increased due to the issuance of medium term notes totaling $100 million in May of 1997 and $30 million in May of 1998, the proceeds of which were used for general corporate purposes including acquisitions and share repurchase.

NET INTEREST INCOME


The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the nine months ended September 30, 1998 and 1997 (in thousands):

------------------------------------------------------------------------------------
                                                                    Increase/
                               1998                1997             (Decrease)

                                      YIELD/              YIELD/            YIELD/
                           AMOUNT     RATE     AMOUNT     RATE      AMOUNT  RATE
------------------------------------------------------------------------------------
Interest income            $397,212  8.22%     $386,160   8.30%   $11,052    (0.08)
Interest expense            181,936  4.49       171,844   4.42     10,092    (0.07)
------------------------------------------------------------------------------------
Net interest income        $215,276            $214,316           $   960
Interest spread                      3.73%                3.88%              (0.15)
Impact of noninterest funds          0.72                 0.72                 ---
------------------------------------------------------------------------------------
Net interest margin                  4.45%                4.60%              (0.15)
------------------------------------------------------------------------------------
*The change in net interest income consisted primarily of favorable volume variances.

Keystone's primary source of revenue is net interest income, which comprised 75% of total revenue (excluding securities gains) for the first nine months of 1998. Net interest income represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds, and is heavily dependent on the volume and composition of earning assets and interest bearing liabilities as well as the yield or rate earned or paid on these earning assets or funding sources.

Net interest income reflected minimal growth of $960,000 for the first nine months of 1998 versus the same period in 1997. The growth in net interest income resulted from 4% earning asset growth which was offset by a fifteen basis point decline in the net interest margin.

Interest income grew $11.1 million or 3% for the first nine months of 1998 compared to the same period in 1997. Earning asset growth of $246 million occurred in both investments and loans. The total yield on earning assets dropped from 8.30% for 1997 to 8.22% for 1998 due to intense pricing competition on loans and a decline in the treasury yield curve.

Interest expense grew $10.1 million or 6% as interest bearing liabilities increased 4% and the total cost of funds increased 7 basis points. Higher cost funding sources such as certificates of deposit and FHLB borrowings became a larger percentage of the total funding sources, increasing the cost of funds and further compressing net interest spread.

As a result of the decline in earning asset yields and the increased cost of funds, the interest spread dropped from 3.88% in 1997 to 3.73% in 1998.
Similarly, the margin decreased from 4.60% to 4.45%, as the impact of noninterest funds was unchanged.

PROVISION FOR CREDIT LOSSES

The provision for credit losses reached $13.5 million or 0.39% of average loans, when annualized, for the first nine months of 1998, compared with $11.8 million or 0.35% of average loans for the same period of 1997. The increased provision was primarily due to second quarter charge-offs related to the exited indirect automobile lending and leasing programs.

NONINTEREST INCOME

Noninterest revenues continued to demonstrate significant growth as they increased $15.9 million or 24% for the nine-month period ended September 30, 1998, compared to the same period in 1997. Excluding net securities gains and gains on the sale of branches included in both periods, total noninterest revenue increased 21% for the first nine months of 1998.

Trust and investment management fees increased $4.2 million or 27% in 1998 year-to-date compared to 1997. Such revenues were benefitted by the successful introduction of KeyPremier mutual funds and the third quarter 1997 acquisition of MMC&P, a retirement benefit services firm.

Fee income, which includes revenue from processing merchants' credit card transactions and electronic banking services, increased $3.3 million or 22% year-to-date compared to last year. Such fees were benefitted by increased credit card activity, the expansion of our ATM network into convenience stores, and the increased popularity of the KeyCheck debit card.

Mortgage banking income rose $2.5 million or 36% compared to prior year-to-date performance, as average loans serviced for others increased 22% to $983 million and originations for the first nine months of 1998 were $344 million, a 58% increase over the same period in 1997.

As part of Keystone's ongoing review of its delivery channels, community offices were sold in both years, contributing nearly $1 million to other income 1998 year-to-date and $4.3 million in 1997. Excluding these gains from both years, other income increased 23%, primarily from higher sales of annuities.

Year-to-date results included net securities gains of $10.4 million for 1998 and $3.2 million for 1997, resulting from a strategic decision to reduce our equity securities portfolio, and at the same time, take advantage of favorable market conditions.

NONINTEREST EXPENSES

Excluding 1997 special charges incurred in conjunction with the merger with Financial Trust Corp, year-to-date total noninterest expenses increased 5% in 1998 compared to 1997. The majority of the increase occurred in salaries and benefits which were impacted by mid-1997 acquisitions, increased staffing at the Telephone Banking Center, merit increases and enhanced incentive programs. Furniture and equipment expense increased 12% due to the expanded ATM network and technological investments in computer hardware and software.

YEAR 2000

As explained in the Financial Review section of Keystone's 1997 Annual Report, the approach of the Year 2000 has elevated concerns over its potential impact on the operations of computer systems. Keystone's computer systems are managed by its information technology (IT) division, which has the primary responsibility to meet information processing needs through the acquisition, operation, and customization of software and hardware acquired from major providers. A limited portion of data processing needs, estimated at approximately 15%, is met by various third party service providers. Keystone's formal plan to resolve issues attendant to the approach of the Year 2000 (Y2K) consists of four major phases: inventory; assessment; distribution; and implementation. The four phases of the plan are primarily being performed using internal resources.

The first, or inventory phase of Keystone's Y2K Plan, provided for identification of all IT and all non-IT components in facilities owned by Keystone and has been completed. However, we recognize that as a part of doing business, new items will be added to inventory as needed, and those items will be exposed to the process. The resultant inventory of components identified in this phase of the plan has served as the basis for assessment of all potential Y2K issues.

The second, or assessment phase, consisted of an evaluation of the need for modification, upgrade or replacement of either internally-managed or service-based systems to become Y2K ready. This evaluation resulted in the identification of ten "corporate critical" IT systems which were deemed to present the highest level of execution risk if such systems were not adequately safeguarded from failure or malfunction. This stage of the process has been completed for all significant IT
                                        12
items. Keystone believes that it has no significant exposure due to non-IT components which appear to be limited to items such as access control systems and vaults.

During the third, or distribution phase, a decision is made as to remediation of Y2K problems by retiring, replacing, updating or converting each software or hardware component that is not Y2K compliant. The distribution phase of Keystone's Y2K plan has been completed for all "corporate critical" systems.

The final, or implementation phase, includes installation, system testing and transition to a production environment. Of the ten "corporate critical" systems, one system is in production, with testing complete. Three systems are currently in production and will require only minor additional testing. The remaining six systems are in various stages of completion with five systems scheduled for production by the fourth quarter of 1998 and the remaining system in early 1999.

It has been determined that all identified "corporate critical" replacement or updated systems meet the standards necessary for Y2K readiness. The risk associated with Y2K readiness, therefore, is primarily associated with the implementation of these systems and can be remedied, if necessary, via standard vendor support channels or by redirecting internal or external resources.
Management's current risk assessment is that potential difficulties associated with implementation are likely to result in only minor delays in transaction processing or information availability. If delays in either transaction processing or information availability would occur for extended periods for "corporate critical systems", or if timely modification could not be made, Y2K issues could have a material effect on both customers and on the operations of Keystone. In a worst case scenario, which management does not consider to be likely, Keystone may be unable to clear checks, process payments, or obtain customer account information. In addition, customers' access to funds could be delayed. Failure to achieve Y2K readiness could also subject Keystone or its subsidiaries to potential sanctions or directives from the various regulatory agencies responsible for supervisory oversight of financial institutions.

Keystone is also engaged in an effort to survey the readiness of suppliers, vendors, and major customers. To date, Keystone is not aware of any problems which would materially impact its results of operations, liquidity, or capital resources. However, Keystone has no means to determine with absolute assurance that external parties will be Y2K ready or that such parties' failure to be Y2K ready would not have a material impact on Keystone.

Keystone has previously reported that the estimate of costs expected to be incurred to accommodate Y2K readiness was $9 million, including nearly $4 to $5 million of software and system replacements which will be capitalized and amortized over a three to five year period. Expenditures since the inception of the project have aggregated $5.2 million, of which $2.6 million were capitalized. All expenditures will be funded through operating cash flows.

Keystone's estimate of costs and the time required to complete Y2K modifications, as well as the assessment of readiness to deal with Y2K issues, are based on forward- looking information and are dependent upon assumptions regarding future events. There can be no guarantee that estimates of costs or completion dates will be achieved or that all risk has been appropriately identified and assessed. Specific factors that might cause differences include, but are not limited to, the availability and cost of personnel, satisfactory Year 2000 upgrade execution, the ability to identify all issues, and similar uncertainties.

INCOME TAXES

Income tax expense for the first nine months of 1998 was $33.9 million, resulting in an effective tax rate of 31%, which was comparable to the same period in 1997.

ASSET QUALITY

Keystone's allowance for credit losses was $61.9 million or 1.36% of loans at September 30, 1998, compared to 1.38% of loans at the end of 1997. Annualized net charge-offs expressed as a percentage of average loans increased from 0.34% for the first nine months of 1997 to 0.48% in the same period of 1998, with consumer loans and leases constituting 85% of the 1998 net charge-offs. A majority of the consumer loan and lease charge-offs related to the indirect auto loan programs exited in 1997.

The following table provides a comparative summary of the activity in the allowance for credit losses for the nine-month periods ended September 30, 1998 and 1997 (in thousands).


------------------------------------------------------------------------

                                                    1998          1997
------------------------------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period                    $65,091        $56,256
Allowance obtained through merger                     ---          8,311
Loans charged-off:
 Commercial                                        (1,790)        (1,407)
 Real estate secured                               (2,049)        (1,802)
 Consumer                                         (11,516)        (7,618)
 Lease financing                                   (3,848)        (2,253)
------------------------------------------------------------------------
Total loans charged-off                           (19,203)       (13,080)
------------------------------------------------------------------------
Recoveries:
 Commercial                                           230            205
 Real estate secured                                1,062            525
 Consumer                                           1,054            846
 Lease financing                                      182            171
------------------------------------------------------------------------
Total recoveries                                    2,528          1,747
-------------------------------------------------------------------------
Net loans charged-off                             (16,675)       (11,333)
Provision for credit losses                        13,517         11,772
-------------------------------------------------------------------------
Balance at end of period                          $61,933        $65,006
-------------------------------------------------------------------------
                                        14

The following table has been provided to compare nonperforming assets and total risk elements at September 30, 1998 to the balances at the end of 1997, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                         September 30,     December 31,
(dollars in thousands)                      1998              1997
-------------------------------------------------------------------------

Nonaccrual loans                          $24,607           $20,520

Restructurings                                588               489
-------------------------------------------------------------------------

Nonperforming loans                        25,195            21,009

Other real estate                           7,008             5,028
-------------------------------------------------------------------------

Nonperforming assets                       32,203            26,037

Loans past due 90 days or more             25,091            33,062
-------------------------------------------------------------------------

Total risk elements                       $57,294           $59,099
-------------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                        .71%              .55%

  90-days past due                            .55               .70
-------------------------------------------------------------------------

Total risk elements                          1.26%             1.25%
-------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans      246%              310%

 Ending allowance to risk elements**          123%              120%

 Ending allowance to annualized
  net charge-offs                             2.8X              4.4X
--------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE.
**Excludes ORE.

Total risk elements expressed as a percent of loans at September 30, 1998 was consistent with year-end 1997. A large commercial loan in the 90-days past due category at December 31, 1997 was placed on nonaccrual status in 1998, thus driving the increase in nonaccrual loans and decrease in 90-days past due. While the migration of this loan into nonaccrual status caused the ratio of the allowance to nonperforming loans to decrease from 310% at the end of 1997 to 246% at September 30, 1998, the ratio of the allowance to total risk elements is slightly improved. As a result of charge-offs associated with the exited indirect automobile loan and lease programs, the coverage ratio of the ending allowance to annualized year-to-date net charge-offs decreased from 4.4 at September 30, 1997 to 2.8 at September 30, 1998.

Based upon the evaluation of loan quality and other relevant factors, management believes that the allowance for credit losses is adequate to absorb credit losses inherent in the portfolio.

CAPITAL MANAGEMENT


During the first half of 1998, Keystone purchased 1 million shares for treasury at a total cost of $40 million. These shares were retired during the third quarter.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                     Regulatory Standards
                                                 ---------------------------

                      September 30, December 31,    Well          Minimum
                         1998          1997      Capitalized    Requirement
---------------------------------------------------------------------------

Leverage ratio            9.01%        9.15%       5.00%           4.00%
Tier 1                   12.65%       12.50%       6.00%           4.00%
Total capital ratio      13.90%       13.75%      10.00%           8.00%



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through September 30, 1998 there have been no material changes to the information on this topic presented in the December 31, 1997 Annual Report.

PART II.

ITEM 6(a) Exhibits:
  Exhibit #               Description
 ----------               -------------

    11                    Statement Re Computation of Per Share Earnings
    12                    Statement Re Computation of Ratios
    27                    Financial Data Schedule




ITEM 6(b) Reports on Form 8-K:

During the quarter ended September 30, 1998, the registrant filed the following reports on Form 8-K:



Date of Report           Item            Description
---------------          -----           ---------------------------------------

July 22, 1998              5             Earnings release for the quarter ended
                                         June 30, 1998

July 7, 1998               5             Description of common stock

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: November 13, 1998



Mark L. Pulaski
-------------------------
President & Chief
Operating Officer



DATE: November 13, 1998




Donald F. Holt
-------------------------
Senior Vice President &
Chief Financial Officer