Form 10-K
period 1998-12-31
KEYSTONE FINANCIAL INC
filed 1999-03-30
CIK 717809

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act
             of 1934 for the fiscal year ended December 31, 1998
                                      OR
   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
                                   Exchange
                    Act of 1934 for the transition period
                           from ________to_________
------------------------------------------------------------------------------
           Commission File Number 0-11460 KEYSTONE FINANCIAL, INC.
                           Pennsylvania 23-2289209
                (State of Incorporation) (IRS Employer ID No.)
                                P.O. Box 3660
                              One Keystone Plaza
                           Front and Market Streets
                          Harrisburg, PA 17105-3660
                          Telephone: (717) 233-1555
------------------------------------------------------------------------------
Securities registered pursuant to section 12(g) of the Act: Common Stock, $2.00 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999:

Common Stock $2.00 Par Value -- $1,736,637,000

The number of shares outstanding of the registrant's class of common stock as of February 28, 1999:

Common Stock $2.00 Par Value -- 49,259,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholder report for the year ended December 31, 1998, are incorporated by reference into Parts I and II and portions of the Proxy Statement of Keystone Financial, Inc. for the 1999 annual shareholders meeting are incorporated by reference into Part III.

                                   FORM 10-K
                                     INDEX


PART I
-----------

Item 1    Business                                                   3

Item 2    Properties                                                 9

Item 3    Legal Proceedings                                          9

Item 4    Submission of Matters to a Vote of Security Holders        9

PART II
-----------

Item 5    Market for Registrant's Common Equity and Related
             Stockholder Matters                                    10

Item 6    Selected Financial Data                                   10

Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operation                    10

Item 7A   Quantitative and Qualitative Disclosures about            10
              Market Risk

Item 8    Financial Statements and Supplementary Data               10

Item 9    Changes in and Disagreements with Accountants on          10
             Accounting and Financial Disclosure

PART III
------------

Item 10   Directors and Executive Officers of the Registrant        10

Item 11   Executive Compensation                                    10

Item 12   Security Ownership of Certain Beneficial Owners and
             Management                                             10

Item 13   Certain Relationships and Related Transactions            10

PART IV
-----------

Item 14   Exhibits, Financial Statement Schedules and Reports       11
             on Form 8-K

                                    PART I

ITEM 1 - BUSINESS

Introduction

Keystone Financial, Inc. (Keystone) was formed in 1984 as a result of mergers between predecessor bank holding companies. With assets of $7 billion, Keystone is the third largest bank holding company headquartered in the Commonwealth of Pennsylvania.

Keystone is the parent of Keystone Financial Bank, N.A. (the bank) and various nonbank subsidiaries. The bank operates in thirty-one Pennsylvania counties, three Maryland counties and one county in West Virginia. Prior to December 31, 1998, Keystone was the holding company for seven banks: American Trust Bank, N.A., Financial Trust Company, Keystone Bank, N.A., Keystone National Bank, Mid-State Bank and Trust Company, Northern Central Bank, and Pennsylvania National Bank and Trust Company. These seven former banks were combined on that date to form Keystone Financial Bank.

Nonbank subsidiaries offer a variety of financial services including discount brokerage services, sales of mutual funds and annuities, asset management and investment advisory services, reinsurance, mortgage banking, and community development. None of the nonbank subsidiaries constitute a significant portion of Keystone's business. At December 31, 1998, Keystone and its subsidiaries had 2,965 full-time equivalent employees.

Keystone and its subsidiaries do not have any portion of their business dependent upon a single or a limited number of customers, the loss of which would have a material adverse effect on their business; no substantial portion of their loans and investments are concentrated within a single industry or group of related industries. Keystone has one reportable segment - community banking. Refer to the "Notes to Consolidated Financial Statements - Segment Reporting" section of Exhibit 13.1 for additional information. The businesses of Keystone are not seasonal in nature. For a further description of the nature of Keystone's business, refer to the section entitled "Nature of Operations" contained within Exhibit 13.1.

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

The Federal Interstate Banking and Branching Efficiency Act of 1994 has extended to a nationwide basis the process of removing the legal barriers to interstate banking which formerly existed under various state laws. Effective September 29, 1995, the Act permits bank holding companies in any state to acquire bank holding companies or banks located in any other state. Effective June 1, 1997, the Act permits a bank in one state to merge with a bank in another state as long as neither state had enacted legislation prior to that date to prohibit interstate branching. Only Texas and Montana adopted such legislation. A bank may establish a de novo branch in another state or acquire a branch in another state without acquiring the entire bank only if expressly permitted by the law of the state where the new or acquired branch is located. Pennsylvania has enacted legislation to permit de novo interstate branching, subject to a reciprocity requirement.

The result of these developments has been an increased volume of merger activity involving Pennsylvania banks and bank holding companies since 1982; larger banking organizations have sought to position themselves to enter into state-wide and interstate banking; smaller banking organizations have sought to increase their size in order to remain competitive on a regional basis. At the same time, deregulation of the banking industry has increased the opportunities to offer new types of financial services and enhanced the potential for competition from savings and loan associations, insurance companies, brokerage firms, and other nonbank financial institutions.

The market in which Keystone's banking subsidiaries operate is considered competitive. Banks and bank holding companies with significant operations in the Keystone market areas range in size from less than $100 million to over $150 billion in assets.

In addition to commercial banks, competitors for loans, deposits, and other services include savings and loan associations, insurance companies, finance companies, credit unions, brokerage houses, direct lending by federal and state governments, and a proliferation of other types of financial institutions.

Keystone differentiates itself from its financial institution competitors by combining the localness of a community bank with a diverse line of products and services typically only offered by much larger banks. Keystone operates through twenty local market teams to ensure close personal service and local decision-making.

As a one-stop financial partner to customers, Keystone's offerings include investment management and estate planning, mutual funds, annuities, transaction services and insurance products. Keystone's associates are "Relationship Bankers", who emphasize long-term relationships with customers by providing superior service that results in value-added pricing.

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

The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank(unless it already owns a majority of such bank's voting shares), to merge or consolidate with any other bank holding company or to acquire all or substantially all of the assets of any bank. The Act further provides that the Federal Reserve Board shall not approve any such acquisition of voting shares or assets or any such merger or consolidation: (i) that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States or (ii) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Bank Holding Company Act prohibits a bank holding company from engaging in, or from acquiring direct or indirect ownership or control of more than 5% of the voting shares of, any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are so closely related to banking or to managing or controlling banks as to permit bank holding companies and subsidiaries formed for the purpose to engage in such activities, subject to Board approval in certain cases. These activities include making, acquiring, brokering, or servicing loans and other extensions of credit; providing certain investment and financial advice; leasing personal property; providing certain bookkeeping or financially-oriented data processing services; acting as an insurance agent for certain types of credit related insurance, and securities brokerage.

Keystone Financial, Inc., is an affiliate of its subsidiary bank within the meaning of the Federal Reserve Act (Act). As an affiliate, Keystone is subject to certain restrictions imposed by the Act on extensions of credit by the bank to Keystone, on investment in the stock or other securities of Keystone by the bank and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of services.

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

Regulation and Supervision of Banks

Keystone's federally-chartered national bank is supervised by the Office of the Comptroller of Currency (OCC), which conducts regular examinations of the bank. Deposits are federally-insured by the FDIC. In addition, the bank is subject, in certain instances, to the regulation of the Federal Reserve Board. The areas of operation of the bank which are subject to regulation by federal and state laws, regulations and regulatory agencies include, among other things, reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosure, permissible types of loans and investments, trust operations, issuance of securities, and payment of dividends. In addition, national banks are subject to capital adequacy and risk-based capital guidelines similar to those adopted by the Federal Reserve Board for bank holding companies, as referred to above. Keystone's subsidiary bank is in compliance with all such guidelines.

National banks must obtain approval from the OCC before establishing a new branch. Any merger of financial institutions in which the resulting institution is a national bank is also subject to the prior approval of the OCC. Any other merger in which the resulting institution is a federally insured bank or thrift institution would, depending upon the nature of the merged institution, require the prior approval of the Federal Reserve Board, the FDIC or the Office of Thrift Supervision and, in the case of a resulting state-chartered institution, the applicable financial institution regulatory authority of the chartering state.

As an affiliate of Keystone, the bank is subject to provisions of the Federal Reserve Act which restrict the ability of banks to extend credit to affiliates, to invest in the stock or securities thereof, or to take such stock or securities as collateral for loans to any borrower.

The business and earnings of the bank are affected by the monetary policies of the Federal Reserve Board which regulate the money supply in order to influence rates of inflation and economic growth. Among the techniques used to implement these objectives are open market dealings in United States Government securities, changes in the discount rate for bank borrowings from the Federal Reserve Banks and changes in the reserve requirements against bank deposits and borrowings. Changes in these policies can influence to a significant degree the overall growth and distribution of bank loans, investments and deposits, the interest rates charged by banks on loans and the cost to banks of obtaining funds, as well as the ability of banks to compete for loans and for funds with other types of financial institutions.

In 1994, Congress enacted the Riegle Community Development and Regulatory Improvement Act ("CDRIA"), a broad-based law primarily focused on ensuring that banks deliver services to financially under served communities. In that regard, CDRIA established a fund to award financial grants to community development financial institutions and to promote their partnering with banks. Beyond community development, CDRIA made numerous changes to many provisions of federal banking law, for example, stream-lining the bank holding company application process, liberalizing the makeup of national bank boards of directors, simplifying the establishment of bank service corporations, modifying management interlock rules, and tightening currency transaction reporting under the Bank Secrecy Act. CDRIA also amended an array of consumer protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, The Fair Credit Reporting Act, the Consumer Leasing Act, and the Flood Disaster Protection Act.

Late in 1996, Congress enacted the Economic Growth and Regulatory Paperwork Reduction Act(EGARPRA), which, like CDRIA, amended a variety of banking laws by relieving certain regulatory burdens on banks and bank holding companies. Among other things, EGARPRA eliminated per branch capital requirements for national banks, eliminated branch applications for automated teller machines, expedited procedures for bank holding companies to engage in permissible nonbanking activities, modified rules for qualification of bank directors, liberalized standards for loans to bank insiders, and streamlined the bank examination process. In addition, EGARPRA recapitalized the Savings Association Insurance Fund of FDIC through special assessments on banks and thrift institutions and prepared for the development of a common bank charter for all insured depository institutions. EGARPRA also amended the Fair Credit Reporting Act and the Home Mortgage Disclosure Act and freed banks from liability under certain circumstances for environmental cleanup of real estate taken as loan collateral.

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

Name                  Age     Office with Keystone and/or Subsidiary
----------------     -----    -------------------------------------------

Carl L. Campbell      55      Chairman (May 1998) and Chief Executive Officer

                              Prior to May of 1998, Mr. Campbell served as
                              President and Chief Executive Officer.


Mark L. Pulaski       45      President (May 1998) and Chief Operating
                              Officer (November 1997)

                              From November 1997 until May 1998, Mr. Pulaski served as Vice Chairman, Chief Operating Officer and Chief Financial Officer (CFO). From 1995 to November 1997, Mr. Pulaski was Senior Executive Vice President, CFO and Chief Administrative officer (CAO) of the Corporation. Prior to 1995, he served as Executive Vice President, CFO and CAO of the Corporation.

Ben G. Rooke          49      Executive Vice President, Vice Chairman (May
                              1998), Counsel and Secretary

George R. Barr, Jr.   47      Executive Vice President (December 1998) and
                              Deputy General Counsel

                              Prior to December 1998, Mr. Barr served as
                              Senior Vice President.

James M. Deitch       45      Executive Vice President (December 1998)

                              Prior to December 1998, Mr. Deitch served as Vice Chairman and Chief Operating Officer of Financial Trust Company (a former subsidiary of Keystone) and Chairman and Chief Executive Officer of
                              Keystone National Bank (a former subsidiary of Keystone).

Edwin R. Eckberg      53      Executive Vice President (December 1998)

                              Prior to December 1998, Mr. Eckberg served as Senior Vice President.

Donald F. Holt        42      Executive Vice President (December 1998)and
                              Chief Financial Officer (May 1998)

                              Mr. Holt previously served as Senior Vice
                              President (through December 1998) and Corporate Controller (through May 1998)

Robert E. Leech       53      Executive Vice President (December 1998)

                              Prior to December 1998, Mr. Leech served as
                              President and Chief Executive Officer of
                              Trust/Asset Management Division.

Name                  Age     Office with Keystone and/or Subsidiary
----------------     -----    -------------------------------------------

Robert R. Wozniewicz  50      Executive Vice President (December 1998)

                              Prior to December 1998, Mr. Wozniewicz served as Chairman, President, and Chief Executive Officer of American Trust Bank, N.A., a former subsidiary of Keystone.

ITEM 2 - PROPERTIES

The headquarters of Keystone Financial, Inc. and Keystone Financial Bank are located at One Keystone Plaza, Harrisburg, Pennsylvania, in a leased building. The lease expires in 2002 with three consecutive renewal options each for five years. This building also houses a full-service branch of the bank and an office for Martindale Andres & Company, a subsidiary of Keystone.

Keystone Financial Bank has a total of 177 branches located throughout Pennsylvania, Maryland and West Virginia. Of these 177 branches, 127 are owned and the remainder are leased. Six of the branches are owned by Key Trust, a subsidiary of Keystone, and leased to the bank.

The bank owns  the premises of its automated Telephone Banking Center located in
Cumberland, Maryland.   The bank also  owns  operations centers  located in  the
following Pennsylvania towns: Bellwood, Williamsport, and St. Clair.

Keystone and the bank lease office space for various administrative and back-office functions in three buildings in Altoona, including a building owned by a partnership in which a Keystone board member is a partner. The premises for various branches include administrative offices.

Keystone owns the headquarters for its Asset Management Division, which are located in Harrisburg, Pennsylvania.

Of  the  nonbanking  subsidiaries,  Martindale  Andres  and  Company  and  MMC&P
Retirement   Benefits   Services  are  headquartered  in  leased  facilities  in
Pennsylvania.

In conjunction with the unification of its seven banks and related reduction in support staff, Keystone is currently reviewing its branch network and administrative offices occupancy needs. This review may result in decisions to dispose of certain properties or terminate certain leases. Such dispositions or terminations are not expected to have a material impact on Keystone's financial condition or results of operations.

ITEM 3 - LEGAL PROCEEDINGS

Disclosure not required.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The sections of Exhibit No. 13.1 entitled "Consolidated Financial Statements", and notes thereto, and "Quarterly Information - Income Performance" are incorporated herein by reference.

ITEM  9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10     -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11     -   EXECUTIVE COMPENSATION

ITEM 12     -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13     -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Items 10-13, is incorporated herein by reference to the information appearing under the following captions in the Proxy Statement for Keystone's 1999 Annual Meeting of Shareholders:

-- Introduction
-- Management Proposal - Election of Directors
-- Executive Compensation
-- Other Information Concerning Directors and Executive Officers
-- 5% Beneficial Owners of Common Stock

The other information appearing in such Proxy Statement, including without limitation that information appearing under the captions "Human Resources Committee 1998 Report on Executive Compensation" and "Stock Price Performance Graph", is not incorporated herein.

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

Item 14(a)(1)(2) List of Financial Statements and Financial Statement
Schedules

The following consolidated financial statements and report of independent auditors of Keystone Financial, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31,1998, are incorporated by reference in Item 8:

  Report of independent auditors

  Consolidated statements of condition - December 31, 1998, and 1997

  Consolidated statements of income - Years ended December 31, 1998, 1997, and 1996

  Consolidated  statements  of  changes  in  shareholders'equity  - Years  ended
     December 31, 1998, 1997, and 1996

  Consolidated statements of cash flows - Years ended December 31, 1998, 1997, and 1996

  Notes to consolidated financial statements

Schedules to the consolidated financial statements as per Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted. The following report of other auditors required by Item 2-05 of Regulation S-X is filed herewith as a financial statement schedule: Report of Beard & Company, Inc.

Item 14(b)  Reports on Form 8-K

During the quarter ended December 31, 1998, the registrant filed the following reports on Form 8-K:


 Filing Date            Item              Description
--------------------    -----       ----------------------------------------

October 20, 1998          5         Earnings release for the third quarter

November 23, 1998         5         Press release announcing unification of
                                    seven bank subsidiaries

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

                                           /s/ BEARD & COMPANY, INC.
                                           --------------------------
Reading, Pennsylvania
February 28, 1997
                                       12

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

                      (Registrant)Keystone Financial, Inc.

                                                 By:    /s/ Carl L. Campbell
                                                 ---------------------------
                                                 Chief Executive Officer

                                                 Date:   March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Carl L. Campbell             /s/ Mark L. Pulaski
-----------------------          ----------------------
Chief Executive Officer          President, Chief Operating Officer
& Chairman                       & Director

                                 /s/ Donald F. Holt
                                 ----------------------
                                 Executive Vice President and
                                 Chief Financial Officer

A. Joseph Antanavage, Jr         /s/ June B. Barry
-----------------------          ----------------------
Director                         Director

/s/ George T. Brubaker           /s/ Paul I. Detwiler, Jr.
-----------------------          ----------------------
Director                         Director

/s/ Donald Devorris              /s/ Gerald E. Field
-----------------------          ----------------------
Director                         Director

/s/ Philip C. Herr, II           /s/ Allan W. Holman, Jr.
-----------------------          ----------------------
Director                         Director

/s/ Richard G. King              /s/ Uzal H. Martz, Jr.
-----------------------          ----------------------
Director                         Director

/s/ Max A. Messenger             /s/ William L. Miller
-----------------------          ----------------------
Director                         Director

/s/ Don A. Rosini                /s/ James I. Scheiner
-----------------------          ----------------------
Director                         Director

/s/ F. Dale Schoeneman           /s/ Molly D. Shepard
-----------------------          ----------------------
Director                         Director

/s/ Ronald C. Unterberger        /s/ G. William Ward
-----------------------          -----------------------
Director                         Director

/s/ Ray L. Wolfe
-----------------------
Director

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit                  Description and Method
  No.                          of Filing
----------------------------------------------------------------------------
 3.1 Restated Articles of Incorporation of Keystone Financial, Inc., as amended through July 29, 1996, incorporated by reference to Exhibit
        4.1 of Form S-4 of Keystone Financial, Inc. (No. 333-20283) filed on January 23, 1997.

 3.2 By-Laws of Keystone Financial, Inc., as amended November 19, 1998, filed herewith.

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

10.2*   Keystone Financial, Inc. 1988 Stock Incentive Plan, originally filed as
        Exhibit 10.2 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1993, filed herewith.

10.3* Keystone Financial, Inc. Management Incentive Compensation Plan as amended and restated, originally filed as Exhibit 10.3 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1993, filed herewith.

10.4* Form of employment agreement between Keystone Financial, Inc. and Executive Officer Campbell, filed herewith.

10.5* Form of employment agreement between Keystone Financial, Inc. and Executive Officers, Pulaski, Rooke, and Leech, filed herewith.

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

10.8* Keystone Financial, Inc. Supplemental Retirement Income Plan, originally filed as Exhibit 10.7 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1993, filed herewith.

10.9* Keystone Financial, Inc. 1990 Non-Employee Directors' Stock Option Plan, as amended, originally filed as Exhibit 10.8 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1993, filed herewith.

Exhibit                  Description and Method
  No.                          of Filing
-----------------------------------------------------------------------------
10.10* Keystone Financial, Inc. 1992 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.10 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1997.

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

10.16* Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998, filed herewith.

10.17*  Keystone  Financial,   Inc.  Supplemental  Deferred  Compensation  Plan,
        incorporated herein by reference to Exhibit 10.19 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1997.

10.18* Form of employment agreement between Keystone Financial, Inc. and executive officer Deitch, filed herewith.

10.19* Form of change of control agreement between Keystone Financial, Inc. and executive officers Barr, Eckberg, Holt, and Wozniewicz, filed herewith.

10.20* Employment Agreement between Keystone Financial, Inc. and Director Wolfe, incorporated herein by reference to Exhibit 99.9 of Form S-4 of Keystone Financial, Inc. (No. 333-20283), filed on January 23, 1997.

11.1 The statement regarding computation of per share earnings required by this exhibit is contained in the note to the consolidated financial statements captioned "Earnings Per Share," filed as a part of Exhibit 13.1.

12.1    Statement regarding computation of ratios, filed herewith.

13.1 Portions of the Annual Report to Shareholders of Keystone Financial, Inc., for the year ended December 31, 1998, filed herewith.

21.1    Subsidiaries of Registrant, filed herewith.

23.1    Consent of Ernst & Young LLP, independent auditors, filed herewith.

23.2    Consent of Beard & Company, Inc., independent auditors, filed herewith.

27.1    Financial Data Schedule, filed herewith.

*The exhibits marked by an asterisk (*) are management contracts or compensatory plans or arrangements.