Form 10-Q
period 1999-03-31
KEYSTONE FINANCIAL INC
filed 1999-05-14
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Common Stock ($2 par value): 48,775,000 as of April 30, 1999.

                                    KEYSTONE FINANCIAL, INC.

                                             INDEX                     PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - March 31, 1999
and December 31, 1998                                                   3

Consolidated Statements of Income - Three months
ended March 31, 1999 and 1998                                           4

Consolidated Statements of Comprehensive Income - Three months
ended March 31, 1999 and 1998                                           5

Consolidated Statements of Cash Flows - Three months ended
March 31, 1999 and 1998                                                 6

Notes to Consolidated Financial Statements                              7

ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations              8

ITEM 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                               16


PART II.   OTHER INFORMATION

Items 1,2,3,4 and 5 have been omitted since they are not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K                             17

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                             18

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (in thousands, except share data)
--------------------------------------------------------------------------------------------
                                                            March 31,           December 31,
                                                              1999                 1998
ASSETS
--------------------------------------------------------------------------------------------
Cash and due from banks                                      $201,407              $190,622
Federal funds sold                                            122,700               141,700
Interest bearing deposits with banks                            5,441                 5,978
Investment securities available for sale                    1,090,437             1,129,753
Investment securities held to
  maturity(fair values
  1999-$643,014; 1998-$670,934)                               634,972               659,536
Loans held for resale                                          82,783                76,423

Loans and leases                                            4,413,283             4,459,783
Allowance for credit losses                                   (59,857)              (60,274)
--------------------------------------------------------------------------------------------
Net Loans                                                   4,353,426             4,399,509

Premises and equipment                                        123,882               124,080
Other assets                                                  214,461               240,626
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $6,829,509            $6,968,227
--------------------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------------------
Noninterest-bearing deposits                                 $677,305              $710,161
Interest-bearing deposits                                   4,432,516             4,521,557
--------------------------------------------------------------------------------------------
Total Deposits                                              5,109,821             5,231,718

Federal funds purchased and security
  repurchase agreements                                       407,433               363,739
Other short-term borrowings                                    30,373                11,306
--------------------------------------------------------------------------------------------
Total Short-Term Borrowings                                   437,806               375,045

FHLB borrowings                                               416,235               427,027
Long-term debt                                                130,096               130,239
Other liabilities                                             152,201               142,533
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           6,246,159             6,306,562
--------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Preferred stock: $1.00 par value, authorized
  8,000,000 shares; none issued or outstanding                    ---                   ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  51,673,031 - 1999 and 51,448,335 - 1998                     103,346               102,897
Surplus                                                       166,680               162,350
Retained earnings                                             419,053               424,873
Deferred KSOP benefit expense                                    (404)                 (553)
Treasury stock at cost - 3,000,000 shares-1999
  and 1,013,600 shares-1998                                  (106,793)              (34,186)
Accumulated other comprehensive income                          1,468                 6,284
--------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                    583,350               661,665
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $6,829,509            $6,968,227
--------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                          1999            1998
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                               $ 92,342         $101,873
Investments - taxable                                   22,635           21,776
Investments - tax exempt                                 2,715            2,929
Federal funds sold & other                               1,271            1,439
Loans held for resale                                    1,614            1,042
--------------------------------------------------------------------------------
                                                       120,577          129,059
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                                43,989           49,217
Short-term borrowings                                    3,713            4,555
FHLB borrowings                                          5,907            4,264
Long-term debt                                           2,338            1,869
--------------------------------------------------------------------------------
                                                        55,947           59,905
--------------------------------------------------------------------------------
NET INTEREST INCOME                                     64,630           69,154
Provision for credit losses                              2,663            3,757
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                           61,967           65,397
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                       6,674            6,681
Service charges on deposit accounts                      4,337            4,205
Fee income                                               6,259            5,310
Mortgage banking income                                  3,582            2,745
Reinsurance income                                         847              631
Other income                                             3,957            3,104
Net gains - equity securities                              428            1,520
Net gains (losses) - debt securities                        (3)              11
--------------------------------------------------------------------------------
                                                        26,081           24,207
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                                23,831           24,295
Employee benefits                                        5,623            5,345
Occupancy expense (net)                                  4,739            4,514
Furniture and equipment expense                          5,370            5,072
Special charges                                         19,148              ---
Other expense                                           18,123           16,881
--------------------------------------------------------------------------------
                                                        76,834           56,107
--------------------------------------------------------------------------------
Income before income taxes                              11,214           33,497
Income tax expense                                       2,899            9,361
--------------------------------------------------------------------------------
NET INCOME                                             $ 8,315          $24,136
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                                 $0.17            $0.47
  Diluted                                               $0.17            $0.46

Dividends                                               $0.29            $0.28
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

----------------------------------------------------------- ---------------------------------------------------------

                                                                          Three Months Ended March 31,

                                                                       1999                         1998
---------------------------------------------------------------------------------------------------------------------

                                                              Before         Net of       Before           Net of
                                                                Tax           Tax           Tax             Tax
                                                            ------------ --------------- ------------ ---------------

Net Income                                                                     $ 8,315                      $24,136

Unrealized gains (losses) on securities:


  Unrealized holding gains (losses) arising
    during the period                                           (6,984)         (4,540)       2,103           1,367

  Less: Reclassification adjustment for gains
    included in net income                                        (425)           (276)      (1,531)           (995)
----------------------------------------------------------- ------------ --------------- ------------ ---------------

                                                                                (4,816)                         372
----------------------------------------------------------- ------------ --------------- ------------ ---------------

Comprehensive Income                                                            $3,499                      $24,508
=========================================================== ============ =============== ============ ===============


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
=======================================================================================
                                                           Three Months Ended
                                                                  March 31,
                                                               1999        1998
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                    $8,315          $24,136
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                                  2,663            3,757
  Provision for depreciation & amortization                    6,253            5,008
  Deferred income taxes                                       (4,101)           5,961
  Special charges accrual                                      8,220              ---
  Sale of loans held for resale                               76,450           58,067
  Origination of loans held for resale                       (84,729)         (67,197)
  Decrease in interest receivable                              8,031            2,036
  Increase in interest payable                                 3,105            5,680
  Other                                                       18,839           (6,568)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     43,046           30,880
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net (increase)decrease in interest-bearing deposits
  with banks                                                     537             (707)
Available for sale securities:
   Sales                                                       7,633            5,215
   Maturities                                                532,013          332,336
   Purchases                                                (505,210)        (395,154)
Held to maturity securities:
   Maturities                                                 43,196           42,942
   Purchases                                                 (18,721)         (59,497)
Net decrease in loans                                         42,174           56,994
Purchases of loans                                            (3,368)          (3,998)
Proceeds from sales of loans                                   6,803            1,757
Purchases of premises and equipment                           (3,937)          (6,090)
Other                                                           (496)          (1,569)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES           100,624          (27,771)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                         (121,897)             165
Net increase (decrease) in short-term borrowings              62,761          (53,822)
Proceeds from FHLB borrowings                                    ---          131,000
Repayments of FHLB borrowings                                (10,792)         (20,111)
Repayment of long-term debt                                     (143)            (170)
Acquisition of treasury stock                                (72,607)         (20,291)
Cash dividends                                               (14,134)         (14,514)
Other                                                          4,927            2,803
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (151,885)          25,060
---------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (8,215)          28,169

Cash and cash equivalents at beginning of
  period                                                     332,322          231,523
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $324,107         $259,692
---------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

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

Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1998, as contained in the annual report to shareholders.

SPECIAL CHARGES EXPENSE

During the first quarter of 1999, Keystone recorded special charges totaling $19.1 million. These charges consisted primarily of restructuring expenses of $15.7 million directly related to Keystone's decision to unify its seven banks under a single charter. The remaining charge consisted of $3.4 million of expenses incurred during the first quarter that were associated with the decision to unify the bank charters but were deemed not to meet the criteria for classification as a restructuring expense.

Pursuant to the decision to unify its bank charters and modify its organizational structure, Keystone initiated a formal restructuring plan which provided for the involuntary termination of approximately 10% of its work force. Under the provisions of the plan, management established formal benefit arrangements for affected employees and communicated the specifics of such arrangements to those employees during the first quarter of 1999. In addition to the expenses associated with these benefit arrangements, Keystone also incurred expenses associated with the consolidation of certain operations facilities, lease termination expenses, facility closures, directors severance, legal expenses and professional fees.

The following summarizes the restructuring expenses incurred and the remaining balance in the restructuring accrual at March 31, 1999 (in thousands). The remaining unpaid expenses are expected to be paid by December 31, 1999.



                                   Initial Accrual        Accrual at
                                                        March 31, 1999
--------------------------------- ----------------- ----------------------

 Employee termination                     $8,208                  $5,495
 Asset disposals/write-downs               4,094                     ---
 Professional fees                         1,113                     589
 Other                                     2,320                   2,136
 -------------------------------- ---------------- -----------------------

 Total restructuring costs               $15,735                  $8,220
 -------------------------------- ---------------- -----------------------

CONTINGENCIES

Keystone and its subsidiaries are subject to various legal proceedings that arise in the ordinary course of business. In late 1997, an investment advisor not affiliated with Keystone ("investment advisor") was accused by the Securities and Exchange Commission of defrauding its clients, which were primarily school districts and municipalities, resulting in losses alleged to approximate $70 million. A Keystone subsidiary had been previously engaged to maintain custody of certain funds and investments of the unaffiliated investment advisor. In an effort to recover the alleged losses, legal proceedings were subsequently initiated by the court-appointed trustee for the investment advisor and by its clients. These proceedings included individual and class actions against Keystone, its subsidiaries, and some of its employees alleging that these entities or individuals were responsible for, and contributed to, the loss. Management is vigorously contesting these actions. The loss, if any, to Keystone or its subsidiaries resulting from the actions cannot be reasonably estimated at this time. Because of the complexity of these actions, it is expected that final resolution of these matters will not occur for a number of years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Keystone Financial, Inc. (Keystone) is the fourth largest financial institution headquartered in Pennsylvania. Keystone offers a wide-range of financial products and services through its bank and specialized nonbank subsidiaries located in Pennsylvania, Maryland, West Virginia and Delaware.

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent average daily balances, unless otherwise indicated. In addition, income statement comparisons are based on the first quarter of 1999 compared to the first quarter of 1998 unless otherwise indicated.

Forward-Looking Statements

From time to time, Keystone has and will continue to make statements which may include "forward-looking" information. Keystone cautions that "forward-looking" information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such "forward-looking" information as a result of factors which are not predictable. Financial institution performance can be affected by any number of factors, many of which are outside of management's direct control. Examples include, but are not limited to, the effect of prevailing economic conditions; the overall direction of government policies; unforseen changes in the general interest rate environment; the actions and policy directives of the Federal Reserve Board; competitive factors in the marketplace, and business risk associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties, and risks considered in the development of "forward-looking" information, and could cause actual results to differ materially from management's expectations regarding future performance.

SUMMARY OF FINANCIAL RESULTS

Keystone reported operating results for the first quarter of 1999, including earnings per share of $0.17 and net income of $8.3 million. Results were influenced by the impact of special charges which aggregated $19.1 million and reduced diluted EPS and net income by $0.25 and $12.8 million, respectively. Exclusive of the impact of the charges on operating results, ROA and ROE were 1.26% and 13.81%, respectively.

The special charges incurred during the quarter consisted primarily of employee termination and fixed asset disposition costs associated with the unification of Keystone's seven banks under a single charter and single name, Keystone Financial Bank. Such charges were incurred in connection with Keystone's formal restructuring plan which was implemented in order to streamline operations and provide more effective delivery of financial products and services. Keystone is expected to begin realizing the performance-related benefits of the plan beginning in the second quarter of 1999. Such benefits are expected to accelerate throughout the remainder of 1999 as various system conversions, operation consolidations, and service delivery initiatives become fully operational.

Core operating performance for the quarter included the impact of increased competition on net interest margin and net interest income, an improving credit quality picture resulting in lower provision expense, and continued strong growth in fee-based revenue production.

Net interest margin for the first quarter dropped to 4.22%, from 4.43% in the same quarter last year. Loan pricing continued to be highly competitive. In addition, while growth occurred in core loan products, it was offset by runoff from commodity products, particularly indirect automobile loans and leases. Earning asset levels were also reduced to fund share repurchases during the quarter. Revenue expansion opportunities will continue to require expanded management focus, primarily through the organizational emphasis on three major lines of business: commercial, retail, and asset management.

Noninterest revenues remained strong, including continuing momentum in asset management and investment advisory fees. Sales of annuities and brokerage services demonstrated particularly strong growth during the quarter. Mortgage banking income benefited from continued high levels of originations.

While nonaccrual loans increased during the quarter due to a single commercial credit, most measures of asset quality remained stable or reflected slight improvement. Improvement was noted in consumer delinquencies and charge-offs during the quarter. As a result, net charge-offs as a percent of average loans, 0.28%, declined substantially from 1998 levels.

During the first quarter, Keystone completed a three million share repurchase program announced in late 1998 at a total cost of $107 million, and announced a new authorization to acquire an additional one million shares.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

----------------------------------------------------------------------------------------

                                                                            Change
                                          1999        1998           Volume         %
----------------------------------------------------------------------------------------
Cash and due from banks                 $182,718       $176,432      $6,286         4%
Federal funds sold and other             103,007        105,790      (2,783)       (3)
Investments                            1,749,994      1,572,899     177,095        11
Loans held for resale                     81,314         52,536      28,778        55

Loans                                  4,444,509      4,670,305    (225,796)       (5)
Allowance for credit losses              (60,978)       (65,068)      4,090        (6)
----------------------------------------------------------------------------------------
Net loans                              4,383,531      4,605,237    (221,706)       (5)

Intangible assets                         59,853         61,884      (2,031)       (3)
Other assets                             226,585        223,928       2,657         1
----------------------------------------------------------------------------------------
 TOTAL ASSETS                         $6,787,002     $6,798,706    $(11,704)      ---%
----------------------------------------------------------------------------------------
Noninterest-bearing deposits            $661,527     $  615,563  $   45,964        7%
Interest-bearing deposits              4,468,226      4,599,252    (131,026)      (3)
Short-term borrowings                    353,721        375,513     (21,792)      (6)
FHLB borrowings                          421,325        294,199     127,126       43
Other long-term debt                     130,190        101,730      28,460       28
Other liabilities                        138,410        125,270      13,140       10
----------------------------------------------------------------------------------------
 TOTAL LIABILITIES                     6,173,399      6,111,527      61,872        1
----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                     613,603        687,179     (73,576)     (11)
----------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $6,787,002     $6,798,706    $(11,704)     ---%
----------------------------------------------------------------------------------------

Loan growth totaling $105 million or 2% occurred in the categories of commercial, commercial real estate and consumer. This growth occurring in Keystone's core products was offset by declines attributable to the run-off of indirect loans and leases and sales of fixed-rate mortgages. As a result, total loans decreased 5%. Average investments and FHLB borrowings increased during 1999 due to limited leveraged investment purchases. Increases in loans held for resale are due to a higher volume of mortgage loan originations and the timing of loan shipments.

While deposit products such as free checking, indexed money market accounts, and
variable-rate   certificates  of  deposits   reflected   stable  growth,   total
interest-bearing deposits declined during the quarter.

The increase in other long-term debt is attributable to the issuance of $30 million of medium-term notes in the second quarter of 1998. The decline in shareholders equity is attributable to share repurchase activity pursuant to Keystone's capital management plan.


NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the three months ended March 31, 1999 and 1998 (in thousands):

-----------------------------------------------------------------------------------------------
                                                                    Increase/
                                1999               1998               (Decrease)
                                Yield/            Yield/          Yield/
                             Amount   Rate        Amount     Rate    Amount      Rate
-----------------------------------------------------------------------------------------------

 Interest income            $122,647     7.77%     $131,220   8.22%   $(8,573)   (0.45)
 Interest expense             55,947     4.22        59,905   4.52     (3,958)   (0.30)
 ----------------------------------------------------------------------------------------------
 Net interest income        $ 66,700               $ 71,315           $(4,615)
 Interest spread                         3.55%                3.70%              (0.15)
 Impact of noninterest funds             0.67                 0.73               (0.06)
 ----------------------------------------------------------------------------------------------
 Net interest margin                     4.22%                4.43%              (0.21)
 ----------------------------------------------------------------------------------------------

Keystone's primary source of revenue is net interest income, which comprised 72% of total revenue (excluding securities gains) for the first quarter of 1999. Net interest income represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds, and is heavily dependent on the volume and composition of earning assets and interest bearing liabilities as well as the yield or rate earned or paid on these earning assets or funding sources.

Net interest income declined during the first quarter compared to the same quarter last year, as the decline in asset yields outpaced the decline in funding costs. As such, the net interest spread decreased 15 basis points and the net interest margin decreased 21 basis points.

Interest income declined $8.6 million during the first quarter of 1999 and was influenced by a decrease of approximately $23 million in earning assets. Share repurchases and investments in bank-owned life insurance reduced earning assets and therefore, interest income. In addition to a total decline in earning assets, the composition of earning assets changed from the first quarter of 1998 to 1999. For example, in the first quarter of 1999, loans constituted 70% of total earning assets, compared to 73% in 1998. The reduced mix of loans occurring in commodity-based loan products contributed to the overall decline in interest income. In addition, the overall yield on loans decreased 16 basis points in the first quarter of 1999 compared to the same quarter in 1998 due in part to a lower prime rate and continued pricing competition. Similarly, the total yield on investments decreased in line with the general decline in overall rates.

Interest expense also declined a total of $4 million, as interest bearing liabilities increased slightly, but the total rate paid on such funding sources decreased 30 basis points. The benefit of a lower interest rate environment on funding costs was mitigated by an increased reliance on higher cost funding sources such as FHLB borrowings and medium-term notes.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $2.7 million or 0.24% of average loans, when annualized, for 1999, compared with $3.8 million or 0.33% of average loans for 1998. The reduced provision was responsive to a reduced level of charge-offs, which were 0.28% of average loans for the first quarter of 1999, compared to 0.40% for the same period in 1998. The ratio of the allowance for credit losses as a percent of loans outstanding remained constant at 1.36%.

NONINTEREST INCOME

Excluding securities gains from both periods, noninterest income increased $3 million or 13% in 1999 compared to the first quarter of 1998. Notable increases occurred in fee income, mortgage banking revenue, and other income. Fee income was favorably impacted by ATM surcharges, increased usage of the Keystone Visa Check Card, and increased activity related to the processing of merchants' credit card transactions. Mortgage banking income increased 30% due primarily to a 22% increase in originations in 1999 compared with 1998. Other income increased by 27% due to income earned on bank-owned life insurance purchased in late 1998 and due to increased annuity sales volume.

NONINTEREST EXPENSES

During the first quarter of 1999, Keystone incurred previously announced special charges primarily associated with the unification of its seven former banks under a single charter. These charges included nonrecurring costs of $3.4 million and restructuring costs of $15.7 million which are described in greater detail in the footnotes to the financial statements. Throughout the remainder of 1999, Keystone expects to incur additional expenses of approximately $5 million associated with the conversion process. Such expenses are expected to consist primarily of nonrecurring marketing expenses which will coincide with scheduled bank conversions and related customer notifications.

Excluding special charges, total noninterest expense increased $1.6 million or 3% in the first quarter of 1999 compared to the same period in 1998. Salaries declined slightly due to a reduction in FTEs. Late in the first quarter of 1999, Keystone reduced its workforce by approximately 10% pursuant to its restructuring plan. Expense reductions will accelerate throughout the remainder of 1999 as other initiatives associated with the restructuring become fully operational.

Employee benefits expense increased by 5% in 1999, primarily due to higher healthcare and pension expense. Occupancy and equipment expense also demonstrated increases of 5% and 6%, respectively. Such expenses were impacted by delivery channel enhancements and Year 2000 compliant software upgrades. Various components of these expense categories are also expected to be favorably influenced by the organizational change.

Other expenses increased 7% or $1.2 million in the first quarter of 1999 compared to 1998. The increase occurred due to higher levels of activity in processing merchant credit card transactions and reinsurance, both of which demonstrated corresponding increases in revenue.


Year 2000

Keystone's formal plan to resolve issues attendant to the approach of the Y2K consists of four major phases: inventory; assessment; distribution; and implementation. The four phases of the plan are primarily being performed using internal resources and are explained fully in Keystone's 1998 annual report to its shareholders.

Keystone has completed the first three phases of its Y2K plan. The final, or implementation phase includes installation, system testing and transition to a production environment. Of the ten systems that Keystone identified as corporate critical, all are in production, with eight complete. The remaining two require minor additional testing; and will be completed in the second quarter of 1999.

It has been determined that all identified corporate critical replacement or updated systems meet the standards necessary for Y2K readiness. The risk associated with Y2K readiness, therefore, is primarily associated with the implementation of these systems and can be remedied, if necessary, via standard vendor support channels or by redirecting internal or external resources. Keystone has no significant exposure due to non-IT components with embedded technology. Management's current risk assessment is that should difficulties be encountered with implementation, only minor delays in transaction processing or information availability will occur. If delays in either transaction processing or information availability would occur for extended periods for corporate critical systems, or if timely modification could not be made, Y2K issues could have a material effect on both customers and on the operations of Keystone. In a worst case scenario, which management does not consider to be likely, Keystone may be unable to clear checks, process payments, or obtain customer account information. In addition, customers' access to funds could be delayed. Failure to achieve Y2K readiness could also subject Keystone or its subsidiaries to potential sanctions or directives from various regulatory agencies responsible for supervisory oversight of financial institutions.

The impact of Year 2000 issues on Keystone will depend not only on steps taken by Keystone to address and prevent potential Y2K problems but also on the way in which Y2K issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, Keystone, or whose financial condition or operational capability is important to Keystone. Keystone is engaged in an effort to survey the readiness of such third party suppliers, vendors, and major customers, and to date, Keystone is not aware of any third party problems which would materially impact Keystone's results of operations, liquidity or capital resources. However, Keystone has no means to determine with absolute assurance that external parties will by Y2K ready, or that such parties failure to be Y2K ready would not have a material impact on Keystone.

Expenditures since the inception of the project have aggregated $6.2 million, of which $3.3 million were capitalized. Throughout the remainder of 1999, Keystone expects to spend an additional $1 million, of which $600,000 will be capitalized and amortized over a three- to five-year period. All expenditures will be funded through operating cash flows.

Keystone's estimate of costs and the time required to complete Y2K modifications, as well as the assessment of readiness to deal with Y2K issues, are based on forward-looking information and are dependent upon assumptions regarding future events. There can be no guarantee that estimates of costs or completion dates will be achieved or that all risk has been appropriately identified and assessed. Specific factors that might cause differences include, but are not limited to, the availability and cost of personnel, satisfactory Y2K upgrade execution, the ability to identify all issues, and similar uncertainties.

INCOME TAXES

Income tax expense for the first quarter of 1999 was $2.9 million, resulting in an effective tax rate of 26%, compared to Keystone's effective tax rate of 31% for calendar year 1998. The reduction is attributable to the restructuring charges which reduced pre-tax income, and caused tax-free income to be a disproportionately higher amount of pre-tax income. Excluding the impact of the special charges on both noninterest expense and income tax expense, the effective tax rate for the first quarter of 1999 was 30%.

ASSET QUALITY

Keystone's allowance for credit losses was $59.9 million or 1.36% of loans at March 31, 1999, compared to 1.35% of loans at the end of 1998. Annualized net charge-offs expressed as a percentage of average loans decreased from 0.40% for the first quarter of 1998 to 0.28% in the same period of 1999. Consumer loan and lease charge-offs declined in conjunction with Keystone's curtailment of indirect lending activities in 1997.

The following table provides a comparative summary of the activity in the allowance for credit losses for the three-month period ended March 31, 1999 and 1998(in thousands).
------------------------------------------------------------------------
                                                   1999          1998
------------------------------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period                    $60,274       $65,091
 Commercial                                          (773)         (564)
 Real estate secured                                 (900)         (576)
 Consumer                                          (1,888)       (3,375)
 Lease financing                                     (146)         (959)
------------------------------------------------------------------------
Total loans charged-off                            (3,707)       (5,474)
------------------------------------------------------------------------
Recoveries:
 Commercial                                           112            64
 Real estate secured                                  306           425
 Consumer                                             171           350
 Lease financing                                       38            78
------------------------------------------------------------------------
Total recoveries                                      627           917
-------------------------------------------------------------------------
Net loans charged-off                              (3,080)       (4,557)
Provision for credit losses                         2,663         3,757
-------------------------------------------------------------------------
Balance at end of period                          $59,857       $64,291
-------------------------------------------------------------------------

The following table has been provided to compare nonperforming assets and total risk elements at March 31, 1999 to the balances at the end of 1998, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                         March 31,    December 31,
(dollars in thousands)                     1999          1998
------------------------------------------------------------------

Nonaccrual loans                        $30,307         $24,675

Restructurings                              431             264

Other real estate                         3,677           3,982
------------------------------------------------------------------

Nonperforming assets                     34,415          28,921

Loans 90 days or more past due           25,435          28,549
------------------------------------------------------------------

Total risk elements                     $59,850         $57,470
------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                    .78%              .65%

  90-days past due                        .57               .64
-----------------------------------------------------------------

Total risk elements                      1.35%             1.29%
-------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans  195%              242%

 Ending allowance to risk elements**      107%              113%

 Ending allowance to annualized
  net charge-offs                         4.8X              2.9X
--------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE.
**Excludes ORE.

Total risk elements expressed as a percent of loans increased slightly during the first quarter of 1999 as a $5.5 million commercial loan was placed on nonaccrual status. This increase was offset by a reduction in 90-days past due category, primarily attributable to more favorable trends in consumer delinquencies. As a result of the reduced consumer charge-offs during the quarter, the coverage ratio of the ending allowance to annualized year-to-date net charge-offs increased from 2.9x for calendar year 1998, to 4.8x for the first quarter of 1999.

Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including, but not limited to, the amounts and timing of expected future cash flows or the fair value of collateral on impaired loans; estimated losses on installment and residential mortgage loans; and general amounts for historical loss experience, economic conditions, known deterioration in certain classes of loans or collateral, trends in delinquencies, uncertainties in estimating losses, and inherent risks in the various portions of the loan portfolio, all of which may be susceptible to significant change.

In determining the adequacy of the allowance for loan losses, management also makes allocations to specific problem commercial loans or pools of loans with consideration given to the above factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Based on its evaluation of loan quality, management believes that the allowance for credit losses at March 31, 1999 was adequate to absorb potential losses within the loan portfolio.

CAPITAL MANAGEMENT

During the first quarter of 1999, Keystone purchased 2 million shares for treasury at a total cost of $72.6 million, under a 3 million share repurchase program announced in late 1998. Following completion of that plan, Keystone announced a new plan to acquire up to 1 million additional shares.

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

                                                    Regulatory Standards
                                                ---------------------------

                      March 31,     December 31,    Well          Minimum
                         1999          1998      Capitalized    Requirement
---------------------------------------------------------------------------

Leverage ratio            7.78%        8.66%       5.00%           4.00%
Tier 1                   11.13%       12.59%       6.00%           4.00%
Total capital ratio      12.37%       13.84%      10.00%           8.00%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through March 31, 1999 there have been no material changes to the information on this topic presented in the December 31, 1998 Annual Report.

PART II.

ITEM 6(a) Exhibits:
  Exhibit #               Description
 ----------               -------------

     3                    Restated Articles of Incorporation
    11                    Statement Re Computation of Per Share Earnings
    12                    Statement Re Computation of Ratios
    27                    Financial Data Schedule





ITEM 6(b) Reports on Form 8-K:

During the quarter ended March 31, 1999, the registrant filed the following reports on Form 8-K:



Date of Report           Item            Description
---------------          -----       ---------------------------------------

January 19, 1999           5         Earnings release for the fourth quarter
                                     and year ended December 31, 1998

March 26, 1999             5         Press release announcing share buyback plan
                                     and dividend

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 14, 1999



Mark L. Pulaski,
-------------------------
President & Chief
Operating Officer





DATE: May 14, 1999




Donald F. Holt,
-------------------------
Senior Vice President &
Chief Financial Officer