Form 10-Q
period 1999-06-30
KEYSTONE FINANCIAL INC
filed 1999-08-12
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Common Stock ($2 par value): 48,516,000 as of July 31, 1999.

                            KEYSTONE FINANCIAL, INC.

                                   INDEX                              PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - June 30, 1999
and December 31, 1998                                                   3

Consolidated  Statements  of Income - Three months ended
June 30, 1999 and 1998, and six months ended June 30, 1999 and 1998     4

Consolidated Statements of Comprehensive Income - Three
months ended June 30, 1999 and 1998, and six months ended
June 30, 1999 and 1998                                                  6

Consolidated Statements of Cash Flows - Six months ended
June 30, 1999 and 1998                                                  7

Notes to Consolidated Financial Statements                              8

ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations              9

ITEM 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                               17

PART II.   OTHER INFORMATION

Items 1,2,3, and 5 have been omitted since they are not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders          17

ITEM 6.   Exhibits and Reports on Form 8-K                             18

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                             20

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (in thousands, except share data)
-------------------------------------------------------------------------------
                                                   June 30,        December 31,
                                                     1999             1998
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
Cash and due from banks                            $205,690         $190,622
Federal funds sold                                  122,900          141,700
Interest bearing deposits with banks                  3,851            5,978
Investment securities available
  for sale                                          983,166        1,129,753
Investment securities held to
  maturity(fair values
  1999-$625,855; 1998-$670,934)                     629,046          659,536
Loans held for resale                                91,965           76,423

Loans and leases                                  4,432,600        4,459,783
Allowance for credit losses                         (59,971)         (60,274)
-------------------------------------------------------------------------------
Net Loans                                         4,372,629        4,399,509

Premises and equipment                              121,062          124,080
Other assets                                        218,188          240,626
-------------------------------------------------------------------------------
TOTAL ASSETS                                     $6,748,497       $6,968,227
-------------------------------------------------------------------------------
LIABILITIES
-------------------------------------------------------------------------------
Noninterest-bearing deposits                       $690,621         $710,161
Interest-bearing deposits                         4,336,337        4,521,557
-------------------------------------------------------------------------------
Total Deposits                                    5,026,958        5,231,718

Federal funds purchased and security
  repurchase agreements                             343,295          363,739
Other short-term borrowings                         100,799           11,306
-------------------------------------------------------------------------------
Total Short-Term Borrowings                         444,094          375,045

FHLB borrowings                                     430,597          427,027
Long-term debt                                      129,955          130,239
Other liabilities                                   140,742          142,533
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                 6,172,346        6,306,562
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Preferred stock: $1.00 par value, authorized
  8,000,000 shares; none issued or outstanding          ---             ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  48,456,882 - 1999 and 51,448,335 - 1998            96,914         102,897
Surplus                                             161,347         162,350
Retained earnings                                   324,811         424,873
Deferred KSOP benefit expense                          (255)           (553)
Treasury stock at cost - 1,013,600 shares-1998          ---         (34,186)
Accumulated other comprehensive income (loss)        (6,666)          6,284
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          576,151         661,665
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $6,748,497      $6,968,227
-------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                               June 30,
                                                         1999            1998
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                              $ 92,378          $102,190
Investments - taxable                                  21,621            23,324
Investments - tax exempt                                2,937             2,834
Federal funds sold & other                                596             1,228
Loans held for resale                                   1,878             1,249
--------------------------------------------------------------------------------
                                                      119,410           130,825
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                               42,892            48,661
Short-term borrowings                                   3,792             4,466
FHLB borrowings                                         5,651             5,453
Long-term debt                                          2,331             2,049
--------------------------------------------------------------------------------
                                                       54,666            60,629
--------------------------------------------------------------------------------
NET INTEREST INCOME                                    64,744            70,196
Provision for credit losses                             3,950             6,679
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                          60,794            63,517
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                      7,326             6,364
Service charges on deposit accounts                     4,458             4,545
Fee income                                              6,860             6,249
Mortgage banking income                                 3,479             3,526
Reinsurance income                                      1,045               795
Other income                                            5,487             2,500
Net gains - equity securities                              11             5,330
Net gains - debt securities                                 9                52
--------------------------------------------------------------------------------
                                                       28,675            29,361
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                               21,952            24,362
Employee benefits                                       3,979             4,310
Occupancy expense (net)                                 4,494             4,283
Furniture and equipment expense                         5,158             5,182
Special charges                                           650               ---
Other expense                                          17,813            17,331
--------------------------------------------------------------------------------
                                                       54,046            55,468
--------------------------------------------------------------------------------
Income before income taxes                             35,423            37,410
Income tax expense                                     11,219            12,129
--------------------------------------------------------------------------------
NET INCOME                                            $24,204           $25,281
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                                 $0.49           $0.49
  Diluted                                               $0.49           $0.48

Dividends                                               $0.29           $0.28
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                       Six Months Ended
                                                            June 30,
                                                     1999            1998
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                           $184,720           $204,063
Investments - taxable                               44,256             45,100
Investments - tax exempt                             5,652              5,763
Federal funds sold & other                           1,867              2,667
Loans held for resale                                3,492              2,291
--------------------------------------------------------------------------------
                                                   239,987            259,884
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                            86,881             97,878
Short-term borrowings                                7,505              9,021
FHLB borrowings                                     11,558              9,717
Long-term debt                                       4,669              3,918
--------------------------------------------------------------------------------
                                                   110,613            120,534
--------------------------------------------------------------------------------
NET INTEREST INCOME                                129,374            139,350
Provision for credit losses                          6,613             10,436
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                      122,761            128,914
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                  14,000             13,045
Service charges on deposit accounts                  8,795              8,750
Fee income                                          13,119             11,559
Mortgage banking income                              7,061              6,271
Reinsurance income                                   1,892              1,426
Other income                                         9,444              5,604
Net gains - equity securities                          439              6,850
Net gains - debt securities                              6                 63
--------------------------------------------------------------------------------
                                                    54,756             53,568
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                            45,783             48,657
Employee benefits                                    9,602              9,655
Occupancy expense (net)                              9,233              8,797
Furniture and equipment expense                     10,528             10,254
Special charges                                     19,798                ---
Other expense                                       35,936             34,212
--------------------------------------------------------------------------------
                                                   130,880            111,575
--------------------------------------------------------------------------------
Income before income taxes                          46,637             70,907
Income tax expense                                  14,118             21,490
--------------------------------------------------------------------------------
NET INCOME                                         $32,519            $49,417
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                              $0.66              $0.96
  Diluted                                            $0.66              $0.94

Dividends                                            $0.58              $0.56
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
--------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30,
                                                             1999                    1998
-------------------------------------------------- -----------------------  ----------------------
                                                      Before      Net of      Before     Net of
                                                       Tax         Tax         Tax         Tax
                                                   ----------- -----------  ------------ ---------
Net Income                                                       $ 24,204                 $25,281

Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) arising
    during the period                                (12,494)      (8,121)       1,545      1,004

  Less: Reclassification adjustment for gains
        included in net income                           (20)         (13)      (5,382)    (3,498)
------------------------------------------------- -----------  ------------ ------------ ---------
                                                                   (8,134)                 (2,494)
------------------------------------------------- -----------  ------------ ------------ ---------
Comprehensive Income                                              $16,070                 $22,787
================================================= ===========  ============ ============ =========

------------------------------------------------- -----------  ------------ ------------ ---------
                                                               Six Months Ended June 30,
                                                            1999                       1998
------------------------------------------------- -----------  ------------ ------------ ---------
                                                     Before       Net of      Before       Net of
                                                      Tax          Tax          Tax         Tax
                                                  -----------  ------------ ------------ ---------
Net Income                                                       $ 32,519                 $49,417

Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) arising
    during the period                               (19,478)      (12,661)       3,648      2,371

  Less: Reclassification adjustment for gains
    included in net income                             (445)         (289)      (6,913)    (4,493)
------------------------------------------------- -----------  ------------ ------------ ---------
                                                                  (12,950)                 (2,122)
------------------------------------------------- -----------  ------------ ------------ ---------
Comprehensive Income                                              $19,569                 $47,295
================================================= ===========  ============ ============ =========
The  accompanying  notes  are an  integral  part of the  unaudited  consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
--------------------------------------------------------------------------------
                                                            Six Months Ended
                                                                June 30,
                                                            1999        1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                               $32,519     $49,417
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:

  Provision for credit losses                              6,613      10,436
  Provision for depreciation & amortization               11,205      10,224
  Deferred income taxes                                      118         590
  Special charges accrual                                  5,013      (2,962)
  Sale of loans held for resale                          188,364     123,403
  Origination of loans held for resale                  (240,540)   (219,617)
  Decrease in interest receivable                          6,276         559
  Increase in interest payable                             1,329       7,295
  Other                                                    9,689      (7,895)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       20,586     (28,550)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net decrease in interest-bearing deposits with banks       2,127         864
Available for sale securities:
   Sales                                                   7,871      50,121
   Maturities                                            779,283     521,476
   Purchases                                            (658,250)   (614,757)
Held to maturity securities:
   Maturities                                             78,013     109,914
   Purchases                                             (47,681)   (174,234)
Net decrease in loans                                     52,615     159,875
Purchases of loans                                        (5,378)     (6,660)
Proceeds from sales of loans                              10,078       3,661
Purchases of premises and equipment                       (4,918)    (10,989)
Other                                                       (570)     (6,975)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                213,190      32,296
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net decrease in deposits                                (204,760)    (54,193)
Net increase(decrease)in short-term borrowings            69,049     (39,029)
Proceeds from FHLB borrowings                             14,362     202,542
Repayments of FHLB borrowings                            (10,792)    (71,189)
Issuance of long-term debt                                  ---       30,000
Repayment of long-term debt                                 (284)       (629)
Acquisition of treasury stock                            (88,701)    (40,411)
Cash dividends                                           (28,323)    (28,875)
Other                                                     11,941       5,016
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (237,508)      3,232

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,732)      6,978

Cash and cash equivalents at beginning of period         332,322     231,523
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $328,590    $238,501
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1998, as contained in the annual report to shareholders.

SPECIAL CHARGES EXPENSE

Special charges recognized during 1999 are primarily composed of restructuring expenses related to Keystone's decision to unify its seven banks under a single charter. Pursuant to this organizational change, Keystone initiated a formal restructuring plan which provided for the involuntary termination of approximately 15% of its work force. Under the provisions of the plan, management established formal benefit arrangements for affected employees and communicated the specifics of such arrangements to those employees during the first quarter of 1999. In addition to the expenses associated with these benefit arrangements, Keystone also incurred expenses associated with the consolidation of certain operations facilities, lease termination expenses, facility closures, directors severance, legal expenses, and professional fees.

Of the total $19.8 million of special charges recognized to date in 1999, $15.7 million consisted of a restructuring accrual recognized in the first quarter. The remaining $4.1 million of expenses were associated with the bank unification but did not meet the criteria for classification as a restructuring expense.

The following summarizes the components of the restructuring accrual and the remaining balance at June 30, 1999 (in thousands). The majority of the remaining unpaid expenses are expected to be paid by December 31, 1999.

                                                        Accrual at
                                    Initial Accrual   June 30, 1999
---------------------------------- ----------------- -----------------
 Employee termination                       $8,208              $3,701
 Asset disposals/write-downs                 4,094                 ---
 Professional fees                           1,113                 120
 Other                                       2,320               1,192
 --------------------------------- ---------------- ------------------
 Total restructuring costs                 $15,735              $5,013
 --------------------------------- ---------------- ------------------

CONTINGENCIES

Keystone and its subsidiaries are subject to various legal proceedings that arise in the ordinary course of business. In late 1997, an investment advisor not affiliated with Keystone (investment advisor) was accused by the Securities and Exchange Commission of defrauding its clients, which were primarily school districts and municipalities, resulting in losses alleged to approximate $70 million. A Keystone subsidiary had been previously engaged to maintain custody of certain funds and investments of the unaffiliated investment advisor. In an effort to recover the alleged losses, legal proceedings were subsequently initiated by the court-appointed trustee for the investment advisor and by its clients. These proceedings included individual and class actions against Keystone, its subsidiaries, and some of its employees alleging that these entities or individuals were responsible for, and contributed to, the loss. Management is vigorously contesting these actions. The loss, if any, to Keystone or its subsidiaries resulting from the actions cannot be reasonably estimated at this time. Because of the complexity of these actions, it is expected that final resolution of these matters will not occur for a number of years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Keystone Financial, Inc. (Keystone) is the fourth largest financial institution headquartered in Pennsylvania. Keystone offers a wide-range of financial products and services through its bank and specialized nonbank subsidiaries located in Pennsylvania, Maryland, West Virginia and Delaware.

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent average daily balances, unless otherwise indicated. In addition, income statement comparisons are based on results for the first six months of 1999 compared to the same period of 1998 unless otherwise indicated.

FORWARD LOOKING STATEMENTS

From time to time, Keystone has and will continue to make statements which may include "forward-looking" information. Keystone cautions that "forward-looking" information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such "forward-looking" information as a result of factors which are not predictable. Financial institution performance can be affected by any number of factors, many of which are outside of management's direct control. Examples include, but are not limited to, the effect of prevailing economic conditions; the overall direction of government policies, unforeseen changes in the general interest rate environment; the actions and policy directives of the Federal Reserve Board; competitive factors in the marketplace, and business risks associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties, and risks considered in the development of "forward-looking" information, and could cause actual results to differ materially from management's expectations regarding future performance.

SUMMARY OF FINANCIAL RESULTS

In the first full quarter of operations since initiating its restructuring efforts, Keystone Financial, Inc. reported second quarter earnings of $24.2 million and diluted earnings per share of $0.49. These results, combined with the impact of Keystone's capital management efforts, allowed Keystone to record a return on average assets of 1.45% and a return on average equity of 17.19% for the second quarter. During the first half of 1999, Keystone reflected special charges of $19.8 million related to its restructuring efforts which served to reduce diluted earnings per share by $0.25 in the first quarter and $0.01 in the second quarter. Excluding these charges, diluted EPS for the second quarter reached $0.50 versus $0.48 for the same quarter last year. Year-to-date diluted earnings per share were $0.92 in 1999, down slightly from $0.94 for the first six months of 1998.

Performance to date in 1999 has been influenced by declines in net interest income associated with a lower earning asset base and reduced margin, growth in noninterest income, and declining levels of overhead expenses.

Net interest income declined 7% in the first half of 1999 compared with the same period in 1998, as earning assets declined 2%. Though commercial loan growth has been strong, declines in various commodity loan products have made growth in aggregate loan balances difficult. Declines in commodity loan products were influenced by strategic decisions to either curtail activity or to sell originated loans into the secondary market. Earning asset levels were also adversely affected by share repurchase activity, which favorably influenced the leverage of Keystone's capital base but simultaneously reduced earning assets to provide liquidity for share acquisition. In addition to declining earning asset levels, net interest income was also impacted by competitive pressures which affected both loan pricing and the ability to grow deposits.

Excluding securities gains, noninterest revenues increased 16% from the first half of 1998 to the same period in 1999. Growth continued to occur in trust and investment advisory fees, electronic banking fees, mortgage banking revenue and sales of financial products. Second quarter 1999 results also included the benefit of a pension plan curtailment gain associated with the reduction in the work force.

Excluding special charges associated with the restructuring, overhead expenses declined slightly as a result of a 15% reduction in the number of full-time equivalent employees from June 30, 1998 to June 30, 1999. The expense savings are expected to escalate during the remainder of 1999 as various system conversions, operations consolidations and service delivery initiatives occur.

Results for 1999 reflected a reduced provision for loan losses from the prior year when higher levels of consumer charge-offs resulted in a higher provision. Underlying asset quality measures at June 30 were comparable to December 31, 1998 measures.

Keystone repurchased an additional 500,000 treasury shares during the second quarter of 1999, bringing the year to date total to 2.5 million. During the second quarter, the 2.5 million shares, in addition to approximately one million shares repurchased in 1998, were retired.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the six months ended June 30, 1999 and 1998 were as follows in thousands):
--------------------------------------------------------------------------------

                                                                  Change
                                       1999        1998      Volume      %
--------------------------------------------------------------------------------
Cash and due from banks              $194,045     $175,234   $18,811     11%
Federal funds sold and other           76,465       96,964   (20,499)   (21)
Investments                         1,707,870    1,624,132    83,738      5
Loans held for resale                  86,863       57,725    29,138     50

Loans                               4,431,406    4,658,522  (227,116)    (5)
Allowance for credit losses           (60,530)     (64,608)    4,078      6
--------------------------------------------------------------------------------
Net loans                           4,370,876    4,593,914  (223,038)    (5)

Intangible assets                      58,803       61,853    (3,050)    (5)
Other assets                          245,538      227,986    17,552      8
--------------------------------------------------------------------------------
 TOTAL ASSETS                      $6,740,460   $6,837,808  $(97,348)    (1)%
--------------------------------------------------------------------------------
Noninterest-bearing deposits       $  672,219   $  627,849  $ 44,370      7 %
Interest-bearing deposits           4,438,950    4,578,972  (140,022)    (3)
Short-term borrowings                 355,518      373,639   (18,121)    (5)
FHLB borrowings                       413,349      336,581    76,768     23
Other long-term debt                  130,109      107,638    22,471     21
Other liabilities                     141,330      129,996    11,334      9
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                  6,151,475    6,154,675    (3,200)   ---
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                  588,985      683,133   (94,148)   (14)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $6,740,460   $6,837,808  $(97,348)    (1)%
--------------------------------------------------------------------------------

Loan growth totaling $103 million or 2% of total loans occurred in the categories of commercial and commercial real estate. This growth was offset by declines attributable to the run-off of indirect automobile loans and leases and sales of fixed-rate mortgages. As a result, total loans decreased 5%. Average investments and FHLB borrowings increased during 1999 due to limited leveraged investment purchases. Increases in loans held for resale are due to a higher volume of mortgage loan originations and the timing of loan sales.

While deposit products such as free checking, indexed money market accounts, and variable-rate certificates of deposits reflected stable growth, total interest-bearing deposits declined during 1999 as customers continued to invest more in mutual funds, annuities, and the stock market.

The increase in other long-term debt is attributable to the issuance of $30 million of medium-term notes in the second quarter of 1998. The decline in shareholders equity is attributable to share repurchase activity pursuant to Keystone's capital management plan.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 1999 and 1998 (in thousands):
-------------------------------------------------------------------------------
                                                                  Increase/
                                  1999              1998          (Decrease)
                                      Yield/            Yield/          Yield/
                             Amount    Rate    Amount   Rate    Amount   Rate
--------------------------------------------------------------------------------

 Interest income            $244,237   7.80%  $264,226  8.26%  $(19,989)  (0.46)
 Interest expense            110,613   4.18    120,534  4.50     (9,921)  (0.32)
--------------------------------------------------------------------------------
 Net interest income        $133,624          $143,692         $(10,068)
 Interest spread                       3.62%            3.76%             (0.14)
 Impact of noninterest funds           0.64             0.73              (0.09)
 -------------------------------------------------------------------------------
 Net interest margin                   4.26%            4.49%             (0.23)
 -------------------------------------------------------------------------------

Keystone's primary source of revenue is net interest income, which constituted 71% of total revenue (excluding securities gains) year-to-date in 1999. Net interest income represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds, and is heavily dependent on the volume and composition of earning assets and interest bearing liabilities as well as the yield or rate earned or paid on these earning assets or funding sources.

Net interest income declined $10 million or 7% in 1999 compared to the same period in 1998, as earning asset levels declined and the decline in asset yields outpaced the decline in funding costs. As such, the net interest spread decreased 14 basis points and the net interest margin decreased 23 basis points.

Interest income declined $20 million or 8% during 1999 and was influenced by a decrease of approximately $134 million in earning assets. Share repurchases and investments in bank-owned life insurance reduced earning assets and therefore, interest income. In addition, the overall yield on loans decreased 43 basis points in 1999 compared to 1998 due in part to a lower interest rates and continued pricing competition. Similarly, the total yield on investments decreased in line with the general decline in overall rates.

Interest expense experienced a decline of $10 million or 8%, as interest bearing liabilities decreased slightly and the total rate paid on all funding sources decreased 32 basis points. The benefit of a lower interest rate environment on funding costs was mitigated by an increased reliance on higher cost funding sources such as FHLB borrowings and medium-term notes.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $6.6 million or 0.30% of average loans for 1999, compared with $10.4 million or 0.45% of average loans for 1998. The reduced provision was responsive to a reduced level of net charge-offs, which were 0.31% of average loans for 1999, compared to 0.55% for the same period in 1998. Results in 1998 were influenced by higher levels of charge-offs, primarily in indirect loans and leases. The ratio of the allowance for credit losses as a percent of loans outstanding at June 30 remained constant at 1.35%. Refer to the asset quality section of this report for additional information related to the allowance for credit losses.

NONINTEREST INCOME

Excluding securities gains from both periods, noninterest income increased $8 million or 16% in 1999 compared to 1998. Notable increases occurred in fee income, mortgage banking revenue, and other income. Fee income was favorably impacted by ATM surcharges, increased usage of the Keystone Visa check card, and increased activity related to the processing of merchants' credit card transactions. Mortgage banking income increased 13% due primarily to a 16% increase in originations in 1999 compared with 1998. Other income increased by $4 million due to a combination of factors, including a pension curtailment gain, income earned on bank-owned life insurance purchased in late 1998 and increased annuity sales volume. The pension plan curtailment gain arose from reductions in staffing associated with the recent restructuring.

NONINTEREST EXPENSES

During 1999, Keystone incurred special charges primarily associated with the unification of its seven former banks under a single charter. These charges amounted to $19.1 million in the first quarter and $650,000 in the second quarter and are described in greater detail in the footnotes to the financial statements. Throughout the remainder of 1999, Keystone expects to incur additional expenses of approximately $3.9 million associated with the charter unification process. Such expenses are expected to consist primarily of nonrecurring marketing expenses which will coincide with scheduled bank conversions and related customer notifications.

Excluding special charges, total noninterest expense decreased slightly in 1999 compared to the same period in 1998. Salaries declined 6% as a 15% reduction in FTEs was partially offset by merit increases and higher variable compensation associated with record levels of mortgage originations and sales of financial products. Salary expense reductions will accelerate throughout the remainder of 1999 as the impact of terminations occurring throughout the first half of the year is fully reflected. While benefit expenses remained constant with 1998 performance, savings are expected to occur over the remainder of the year as termination benefits cease.

Occupancy and furniture and equipment expense increased slightly during 1999 due in part to delivery channel enhancements and Year 2000 compliant software upgrades. Various components of these expense categories are also expected to be favorably influenced by the organizational change.

Other expenses increased 5% or $1.7 million in 1999 compared to 1998. The increase was in part due to higher levels of activity in processing merchant credit card transactions and reinsurance, both of which demonstrated corresponding increases in revenue.

Year 2000

Keystone's formal plan to resolve issues attendant to the approach of the Year 2000 (Y2K) consists of four major phases: inventory; assessment; distribution; and implementation. The four phases of the plan are primarily being performed using internal resources and are explained fully in Keystone's 1998 annual report to its shareholders.

Keystone has completed the first three phases of its Y2K plan. The final implementation phase includes installation, system testing and transition to a production environment. The ten systems that Keystone identified as corporate critical are complete with respect to the four phases of the plan.

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

The impact of Year 2000 issues on Keystone will depend not only on steps taken by Keystone to address and prevent potential Y2K problems but also on the way in which Y2K issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, Keystone, or whose financial condition or operational capability is important to Keystone. Keystone is engaged in an effort to survey the readiness of such third party suppliers, vendors, and major customers, and to date, Keystone is not aware of any third party problems which would materially impact Keystone's results of operations, liquidity or capital resources. However, Keystone has no means to determine with absolute assurance that external parties will be Y2K ready, or that such parties failure to be Y2K ready would not have a material impact on Keystone.

Expenditures since the inception of the project have aggregated $6.5 million, of which $3.6 million were capitalized. Throughout the remainder of 1999, Keystone expects to spend an additional $700,000, of which $400,000 will be capitalized and amortized over a three- to five-year period. All expenditures will be funded through operating cash flows.

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

INCOME TAXES

Income tax expense for 1999 was $14.1 million, resulting in an effective tax rate of 30%, comparable to Keystone's effective tax rate of 31% for calendar year 1998.

ASSET QUALITY

Keystone's allowance for credit losses was $60.0 million or 1.35% of loans at June 30, 1999, comparable to the ratio at the end of 1998. Annualized net charge-offs expressed as a percentage of average loans decreased from 0.55% for 1998 to 0.31% in the same period of 1999. Consumer loan and lease charge-offs declined in conjunction with Keystone's curtailment of indirect lending activities in 1997.

The following table provides a comparative summary of the activity in the allowance for credit losses for the six-month periods ended June 30, 1999 and 1998(in thousands).
------------------------------------------------------------------------
                                                  1999          1998
------------------------------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period                    $60,274       $65,091
Loans charged-off:
 Commercial                                        (1,199)         (938)
 Real estate secured                               (1,477)       (1,011)
 Consumer                                          (4,840)       (8,934)
 Lease financing                                     (626)       (3,775)
------------------------------------------------------------------------
Total loans charged-off                            (8,142)      (14,658)
------------------------------------------------------------------------
Recoveries:
 Commercial                                           146           141
 Real estate secured                                  582           912
 Consumer                                             420           700
 Lease financing                                       78           155
------------------------------------------------------------------------
Total recoveries                                    1,226         1,908
------------------------------------------------------------------------
Net loans charged-off                              (6,916)      (12,750)
Provision for credit losses                         6,613        10,436
------------------------------------------------------------------------
Balance at end of period                          $59,971       $62,777
------------------------------------------------------------------------

The following table has been provided to compare nonperforming assets and total risk elements at June 30, 1999 to the balances at the end of 1998, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                          June 30,            December 31,
(dollars in thousands)                     1999                   1998
--------------------------------------------------------------------------------

Nonaccrual loans                          $28,177               $24,675

Restructurings                                952                   264

Other real estate                           3,339                 3,982
--------------------------------------------------------------------------------

Nonperforming assets                       32,468                28,921

Loans 90 days or more past due             24,757                28,549
--------------------------------------------------------------------------------

Total risk elements                       $57,225               $57,470
--------------------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                        .73%              .65%

  90-days past due                            .56               .64
--------------------------------------------------------------------------------

Total risk elements                          1.29%             1.29%
--------------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans      206%              242%

 Ending allowance to risk elements**          111%              113%

 Ending allowance to annualized
  net charge-offs                             4.3X              2.9X
--------------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE.
**Excludes ORE.

Total risk elements expressed as a percent of loans at June 30, 1999 was consistent with year-end 1998 levels. The ratio of the allowance to nonperforming loans declined slightly since December 31, 1998 as loans moved out of the 90 days past due category into nonaccrual status. As a result of reduced consumer charge-offs in 1999, the coverage ratio of the ending allowance to annualized year-to-date net charge-offs increased from 2.9x for calendar year 1998, to 4.3x for the first half of 1999.

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

In determining the adequacy of the allowance for loan losses, management also makes allocations to specific problem commercial loans or pools of loans with consideration given to the above factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Based on its evaluation of loan quality, management believes that the allowance for credit losses at June 30, 1999 was adequate to absorb potential losses within the loan portfolio.

CAPITAL MANAGEMENT

During the first half of 1999, Keystone purchased 2.5 million shares for treasury at a total cost of $88.7 million. Keystone currently has board approval to purchase an additional 500,000 shares.

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total capital" ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                    Regulatory Standards
                                                 --------------------------
                       June 30,     December 31,    Well          Minimum
                         1999          1998      Capitalized    Requirement
---------------------------------------------------------------------------

Leverage ratio            7.93%        8.66%       5.00%           4.00%
Tier 1                   11.38%       12.59%       6.00%           4.00%
Total capital ratio      12.63%       13.84%      10.00%           8.00%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the information on this topic presented in the December 31, 1998 Annual Report. Interest rate shock simulations prepared as of June 30, 1999, for the ensuing 12- and 24-month periods have measured potential reductions in net interest income at approximately 6%. While 6% is within Keystone's defined tolerance level of 8% for the succeeding 24-month period, it is slightly above Keystone's tolerance level of 5% for the succeeding 12-month period. Management continues to monitor the interest rate risk exposure of the organization and adjusts its market risk management programs as appropriate.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on May 20, 1999. Proxies were solicited by management pursuant to Regulation 14A under the Securities and Exchange Act of 1934. A brief description of each matter voted upon and the shareholder vote thereon was as follows:


Election of Directors:
                                        For          Withheld
-----------------------------------------------------------------
A. Joseph Antanavage                 37,402,055       1,761,968
Donald Devorris                      37,385,133       1,778,889
Richard G. King                      37,421,241       1,742,782
Uzal H. Martz, Jr.                   37,416,401       1,747,601
Max A. Messenger                     37,424,708       1,739,315
Don A. Rosini                        37,423,823       1,740,199
F. Dale Schoeneman                   37,423,242       1,740,781

The ratification of the appointment of Ernst & Young, LLP as independent Auditors of the Corporation for 1999:

Shares in favor of the proposal                               38,172,262
Shares against the proposal, and                                 668,711
Shares abstaining from voting                                    322,957


Shareholder Proposal 2A recommending the Board of Directors take necessary steps to achieve a prompt sale or merger of the Corporation:

Shares in favor of the proposal                                5,442,541
Shares against the proposal, and                              29,466,406
Shares abstaining from voting                                  1,103,724

Shareholder Proposal 2B recommending to the Board that it take steps to remove from the Corporation's Restated Articles of Incorporation and Bylaws provisions previously approved by the shareholders in order to protect the Corporation and its shareholders from hostile takeover abuse:

Shares in favor of the proposal                               10,240,980
Shares against the proposal, and                              24,626,444
Shares abstaining from voting                                  1,145,022

For further information concerning these matters, refer to the definitive proxy statement dated April 9, 1999 in the registrant's file, which is incorporated herein by reference.


ITEM 6(a) Exhibits

  Exhibit #        Description
 ----------        -------------------------------------------------------------
    10             Keystone Financial, Inc. 1992 Director Fee Plan, as amended
    11             Statement Re Computation of Per Share Earnings
    12             Statement Re Computation of Ratios
    27             Financial Data Schedule



ITEM 6(b) Reports on Form 8-K

During the quarter ended June 30, 1999, the registrant filed the following reports on Form 8-K:

Date of Report         Item       Description
---------------        -----      ---------------------------------------
April 19, 1999          5         Earnings release for the first quarter

May 20, 1999            5         Press release announcing results of
                                  shareholder proposals

                                   SIGNATURES

-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
-------------------------------------------------------------------------------


DATE: August 13, 1999



Mark L. Pulaski,
----------------------------
President & Chief
Operating Officer



DATE: August 13, 1999


Donald F. Holt,
----------------------------
Executive Vice President &
Chief Financial Officer