Form 10-Q
period 1999-09-30
KEYSTONE FINANCIAL INC
filed 1999-11-12
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Common Stock ($2 par value): 48,707,000 of October 31, 1999.

                            KEYSTONE FINANCIAL, INC.

                                   INDEX
                                                                           PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - September 30, 1999
and December 31, 1998                                                        3

Consolidated  Statements  of Income - Three months ended
 September 30, 1999 and 1998, and nine months ended
 September 30, 1999 and 1998                                                 4

Consolidated  Statements of Comprehensive  Income - Three
 months ended September 30, 1999 and 1998, and nine months ended
 September 30, 1999 and 1998                                                 6

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1999 and 1998                                                  7

Notes to Consolidated Financial Statements                                   8

ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   9

ITEM 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                                    16

PART II.   OTHER INFORMATION

Items 1,2,3, 4 and 5 have been omitted since they are not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K                                  16

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                                  17

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (in thousands, except share data)
--------------------------------------------------------------------------------
                                               September 30,       December 31,
                                                    1999               1998
ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                          $196,322             $190,622
Federal funds sold                                122,000              141,700
Interest bearing deposits with banks                1,558                5,978
Investment securities available
  for sale                                      1,158,668            1,129,753
Investment securities held to
  maturity(fair values
  1999-$593,103; 1998-$670,934)                   600,225              659,536
Loans held for resale                             101,090               76,423

Loans and leases                                4,388,555            4,459,783
Allowance for credit losses                       (59,110)             (60,274)
--------------------------------------------------------------------------------
Net Loans                                       4,329,445            4,399,509

Premises and equipment                            119,101              124,080
Other assets                                      249,154              240,626
--------------------------------------------------------------------------------
TOTAL ASSETS                                   $6,877,563           $6,968,227
--------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                     $656,186             $710,161
Interest-bearing deposits                       4,257,567            4,521,557
--------------------------------------------------------------------------------
Total Deposits                                  4,913,753            5,231,718

Federal funds purchased and security
  repurchase agreements                           325,845              363,739
Other short-term borrowings                       100,000               11,306
--------------------------------------------------------------------------------
Total Short-Term Borrowings                       425,845              375,045

FHLB borrowings                                   678,399              427,027
Long-term debt                                    129,938              130,239
Other liabilities                                 143,784              142,533
--------------------------------------------------------------------------------
TOTAL LIABILITIES                               6,291,719            6,306,562
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock: $1.00 par value, authorized
  8,000,000 shares; none issued or outstanding        ---                 ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  48,647,898 - 1999 and 51,448,335 - 1998          97,296              102,897
Surplus                                           166,214              162,350
Retained earnings                                 333,184              424,873
Deferred KSOP benefit expense                        (231)                (553)
Treasury stock at cost - 1,013,600 shares-1998        ---              (34,186)
Accumulated other comprehensive income (loss)     (10,619)               6,284
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                        585,844              661,665
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $6,877,563           $6,968,227
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                         September 30,
                                                     1999            1998
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                      $ 92,931               $100,729
Investments - taxable                          22,253                 24,544
Investments - tax exempt                        3,156                  2,847
Federal funds sold & other                      1,547                  1,190
Loans held for resale                           2,070                  1,498
--------------------------------------------------------------------------------
                                              121,957                130,808
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                       42,923                 48,677
Short-term borrowings                           4,174                  4,725
FHLB borrowings                                 7,753                  5,651
Long-term debt                                  1,876                  2,349
--------------------------------------------------------------------------------
                                               56,726                 61,402
--------------------------------------------------------------------------------
NET INTEREST INCOME                            65,231                 69,406
Provision for credit losses                     3,290                  3,081
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  61,941                 66,325
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees              6,784                  6,580
Service charges on deposit accounts             4,822                  4,899
Fee income                                      7,668                  6,473
Mortgage banking income                         2,374                  3,138
Reinsurance income                                856                    720
Other income                                    3,698                  2,500
Net gains - equity securities                     275                  3,403
Net gains - debt securities                       454                     41
--------------------------------------------------------------------------------
                                               26,931                 27,754
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                       22,383                 24,821
Employee benefits                               3,812                  4,342
Occupancy expense (net)                         4,378                  4,299
Furniture and equipment expense                 5,152                  5,160
Special charges                                 2,215                    ---
Other expense                                  18,662                 17,508
--------------------------------------------------------------------------------
                                               56,602                 56,130
--------------------------------------------------------------------------------
Income before income taxes                     32,270                 37,949
Income tax expense                              9,798                 12,368
--------------------------------------------------------------------------------
NET INCOME                                    $22,472                $25,581
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                         $0.46                  $0.50
  Diluted                                       $0.46                  $0.50

Dividends                                       $0.29                  $0.28
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                                                    Nine Months Ended
                                                      September 30,
                                                   1999            1998
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                          $277,651        $304,792
Investments - taxable                              66,509          69,644
Investments - tax exempt                            8,808           8,610
Federal funds sold & other                          3,414           3,857
Loans held for resale                               5,562           3,789
--------------------------------------------------------------------------------
                                                  361,944         390,692
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                          129,804         146,555
Short-term borrowings                              11,679          13,746
FHLB borrowings                                    19,311          15,368
Long-term debt                                      6,545           6,267
--------------------------------------------------------------------------------
                                                  167,339         181,936
--------------------------------------------------------------------------------
NET INTEREST INCOME                               194,605         208,756
Provision for credit losses                         9,903          13,517
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                     184,702         195,239
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                 20,784          19,625
Service charges on deposit accounts                13,617          13,649
Fee income                                         20,787          18,032
Mortgage banking income                             9,435           9,409
Reinsurance income                                  2,748           2,146
Other income                                       13,142           8,104
Net gains - equity securities                         714          10,253
Net gains - debt securities                           460             104
--------------------------------------------------------------------------------
                                                   81,687          81,322
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                           68,166          73,478
Employee benefits                                  13,414          13,997
Occupancy expense (net)                            13,611          13,096
Furniture and equipment expense                    15,680          15,414
Special charges                                    22,013             ---
Other expense                                      54,598          51,720
--------------------------------------------------------------------------------
                                                  187,482         167,705
--------------------------------------------------------------------------------
Income before income taxes                         78,907         108,856
Income tax expense                                 23,916          33,858
--------------------------------------------------------------------------------
NET INCOME                                        $54,991         $74,998
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                             $1.12           $1.46
  Diluted                                           $1.12           $1.44

Dividends                                           $0.87           $0.84
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
----------------------------------------------------------------------------------------------------

                                                     Three Months Ended September 30,

                                                       1999                     1998
----------------------------------------------------------------------------------------------------
                                                   Before       Net of      Before        Net of
                                                    Tax          Tax           Tax          Tax
                                                ------------ ------------ ------------ -------------

Net Income                                                     $ 22,472                    $25,581

Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) arising
  during the period                                 (5,353)      (3,479)       9,118         5,927

  Less: Reclassification adjustment for gains
  included in net income                              (729)        (474)      (3,444)       (2,239)
----------------------------------------------- ------------ ------------ ------------ -------------

                                                                 (3,953)                     3,688
----------------------------------------------- ------------ ------------ ------------ -------------

Comprehensive Income                                            $18,519                    $29,269
=============================================== ============ ============ ============ =============

                                                              Nine Months Ended September 30,

                                                            1999                           1998
----------------------------------------------- ----------------------- ------------------------------
                                                  Before         Net of       Before         Net of
                                                   Tax            Tax           Tax            Tax
                                                ------------ ------------- ------------- -------------

Net Income                                                     $ 54,991                      $74,998

Unrealized gains (losses) on securities:

  Unrealized holding gains (losses)arising
  during the period                               (24,831)      (16,140)        12,766        8,298

  Less: Reclassification adjustment for gains
  included in net income                           (1,174)         (763)       (10,357)      (6,732)
----------------------------------------------- ------------ ------------- ------------- -------------

                                                                (16,903)                      1,566
----------------------------------------------- ------------ ------------- ------------- -------------

Comprehensive Income                                            $38,088                     $76,564
=============================================== ============ ============= ============= =============
The  accompanying  notes  are an  integral  part of the  unaudited  consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                                                                     September 30,
                                                                1999              1998
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                     $54,991           $74,998
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                                    9,903            13,517
  Provision for depreciation & amortization                     17,162            16,551
  Deferred income taxes                                          6,916             3,103
  Special charges accrual                                        3,127               ---
  Sale of loans held for resale                                241,533           195,480
  Origination of loans held for resale                        (266,144)         (221,875)
  Decrease in interest receivable                                4,044             2,548
  Increase in interest payable                                   6,672            13,089
  Other                                                         (1,116)          (15,602)
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       77,088            81,809
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net decrease in interest-bearing deposits with banks             4,420               287
Available for sale securities:
   Sales                                                        11,668            59,165
   Maturities                                                  921,825           837,023
   Purchases                                                  (985,308)         (895,303)
Held to maturity securities:
   Maturities                                                  118,108           145,875
   Purchases                                                   (59,014)         (299,131)
Net decrease in loans                                           56,067           144,075
Purchases of loans                                              (5,378)           (8,232)
Proceeds from sales of loans                                    10,078             4,365
Purchases of bank-owned life insurance                         (25,000)          (50,230)
Purchases of premises and equipment                             (7,844)          (19,405)
Other                                                             (565)          (10,436)
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             39,057           (91,947)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net decrease in deposits                                      (317,965)          (86,801)
Net increase (decrease) in short-term borrowings                50,800           (48,693)
Proceeds from FHLB borrowings                                  273,193           242,542
Repayments of FHLB borrowings                                  (21,821)          (89,227)
Issuance of long-term debt                                         ---            30,000
Repayment of long-term debt                                       (301)           (1,123)
Acquisition of treasury stock                                  (88,701)          (40,411)
Cash dividends                                                 (42,423)          (43,260)
Other                                                           17,073             9,841
---------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                         (130,145)          (27,132)

DECREASE IN CASH AND CASH EQUIVALENTS                          (14,000)          (37,270)

Cash and cash equivalents at beginning of period               332,322           231,523
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $318,322          $194,253

---------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  unaudited  consolidated financial statements.


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

Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Of the total $22 million of special charges recognized to date in 1999, $15.7 million consisted of a restructuring accrual recognized in the first quarter. The remaining $6.3 million of expenses were associated with the bank unification but did not meet the criteria for classification as a restructuring expense.

The following summarizes the components of the restructuring accrual and the remaining balance at September 30, 1999 (in thousands). The majority of the remaining unpaid expenses are expected to be paid by December 31, 1999.



                                                  Initial          Accrual at
                                                  Accrual      September 30,1999
-------------------------------------------- ----------------- -----------------

 Employee termination                                 $8,208             $2,671
 Asset disposals/write-downs                           4,094                ---
 Professional fees                                     1,113                ---
 Other                                                 2,320                456
 ------------------------------------------- ---------------- ------------------

 Total restructuring costs                           $15,735             $3,127
 ------------------------------------------- ---------------- ------------------

CONTINGENCIES

Keystone and its subsidiaries are subject to various legal proceedings that arise in the ordinary course of business. In late 1997, an investment advisor not affiliated with Keystone (investment advisor) was accused by the Securities and Exchange Commission of defrauding its clients, which were primarily school districts and municipalities, resulting in losses alleged to approximate $70 million. A Keystone subsidiary had been previously engaged to maintain custody of certain funds and investments of the unaffiliated investment advisor. In an effort to recover the alleged losses, legal proceedings were subsequently initiated by the court-appointed trustee for the investment advisor, which have been dismissed, and by its clients, which are proceeding. These proceedings include individual actions and a class action against Keystone, its subsidiaries, and some of its employees alleging that these entities or individuals were responsible for, and contributed to, the loss. Management is vigorously contesting these actions. The loss, if any, to Keystone or its subsidiaries resulting from the actions cannot be reasonably estimated at this time. Because of the complexity of these actions, it is expected that final resolution of these matters will not occur for a number of years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Keystone Financial, Inc. (Keystone) is the fourth largest financial institution headquartered in Pennsylvania. Keystone offers a wide-range of financial products and services through its bank and specialized nonbank subsidiaries located in Pennsylvania, Maryland, West Virginia and Delaware.

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent average daily balances, unless otherwise indicated. In addition, income statement comparisons are based on results for the first nine months of 1999 compared to the same period of 1998 unless otherwise indicated.

FORWARD LOOKING STATEMENTS

From time to time, Keystone has and will continue to make statements which may include "forward-looking" information. Keystone cautions that "forward-looking" information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such "forward-looking" information as a result of factors which are not predictable. Financial institution performance can be affected by any number of factors, many of which are outside of management's direct control. Examples include, but are not limited to, the effect of prevailing economic conditions; the overall direction of government policies; unforeseen changes in the general interest rate environment; the actions and policy directives of the Federal Reserve Board; competitive factors in the marketplace; and business risks associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties, and risks considered in the development of "forward-looking" information, and could cause actual results to differ materially from management's expectations regarding future performance.

SUMMARY OF FINANCIAL RESULTS

Keystone recognized third quarter operating earnings of $0.49 per share, exclusive of special charges associated with its year-long restructuring effort. These results included net income of $23.9 million and a return on average assets (ROA) and return on average equity (ROE) of 1.40% and 16.33%, respectively.

For the nine months ended September 30, 1999, operating earnings, exclusive of special charges, were $69.6 million or $1.41 per diluted share, compared with $75.0 million, or $1.44 per share, for the first nine months of 1998. These earnings resulted in a 1.38% ROA and a 15.69% ROE, versus 1.46% and 14.72%, respectively, in the corresponding period last year.

At the end of 1998, Keystone announced plans to combine its separate banks into a single bank charter in order to reduce operating expenses by 10% and improve business line execution. This restructuring effort remains on schedule to be completed by the end of 1999. To date in 1999, Keystone has incurred special charges of $22 million in connection with the restructuring, related primarily to employee terminations, fixed asset dispositions, the introduction of the Keystone Financial Bank name and branding efforts. These charges reduced 1999 diluted earnings per share by $0.25 in the first quarter, $0.01 in the second quarter and $0.03 in the third quarter.

Performance to date in 1999 has been influenced by declines in net interest income associated with a lower earning asset base and reduced margin, growth in noninterest income, and declining levels of overhead expenses.

Net interest income declined 7% to date in 1999 compared with the same period in 1998, as earning assets declined 2% and the margin declined from 4.45% to 4.26%. Though commercial loan growth has been strong, declines in various commodity loan products have made growth in aggregate loan balances difficult. Declines in commodity loan products were a result of Keystone's strategic decisions to either curtail activity or to sell originated loans into the secondary market. Earning asset levels were also adversely affected by the funding of share repurchase activity. Funding of investments in bank-owned life insurance also contributed to a decline in net interest income as related earnings are reclassified as noninterest revenues. The net interest margin was also impacted by the effect of interest rate increases on funding costs.

Excluding securities gains, noninterest revenues increased 13% to date in 1999 compared with 1998. Noninterest sources of revenue reached 28.6% of total revenue to date in 1999, compared with 24.8% for the same period in 1998. The growth is primarily attributable to increased sales of financial products and electronic banking fees associated with Keystone's expansive ATM network. Results in 1999 also included the benefit of a pension plan curtailment gain associated with the reduction in the work force.

Overhead expenses, excluding special charges, were down slightly in 1999 compared with the first nine months of 1998. Substantial improvement occurred in salary expense due to a 16% reduction in full-time equivalent employees (FTEs), which declined from 3,010 at September 30, 1998 to 2,517.

Results for 1999 reflected a reduced provision for loan losses from the prior year when higher levels of consumer charge-offs resulted in a higher provision. Both risk elements and delinquent loans, expressed as a percentage of total loans, declined from December 31, 1998 levels.

Keystone repurchased 2.5 million shares to date in 1999 at a total cost of $89 million. During the second quarter, the 2.5 million shares, in addition to approximately one million shares repurchased in 1998, were retired.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):
--------------------------------------------------------------------------------

                                                                  Change
                                   1999          1998      Volume         %
--------------------------------------------------------------------------------
Cash and due from banks          $197,489      $174,341     $23,148       13%
Federal funds sold and other       90,028        93,171      (3,143)      (3)
Investments                     1,702,457     1,675,653      26,804        2
Loans held for resale              90,384        62,747      27,637       44

Loans                           4,419,468     4,623,575    (204,107)      (4)
Allowance for credit losses       (60,453)      (64,125)      3,672        6
--------------------------------------------------------------------------------
Net loans                       4,359,015     4,559,450    (200,435)      (4)

Intangible assets                  58,091        61,934      (3,843)      (6)
Other assets                      258,712       234,497      24,215       10
--------------------------------------------------------------------------------
 TOTAL ASSETS                  $6,756,176    $6,861,793   $(105,617)      (2)%
--------------------------------------------------------------------------------
Noninterest-bearing deposits     $678,734      $632,509   $  46,225        7 %
Interest-bearing deposits       4,402,798     4,565,495    (162,697)      (4)
Short-term borrowings             357,594       379,061     (21,467)      (6)
FHLB borrowings                   454,215       353,670     100,545       28
Other long-term debt              130,055       115,510      14,545       13
Other liabilities                 146,651       134,450      12,201        9
--------------------------------------------------------------------------------
 TOTAL LIABILITIES              6,170,047     6,180,695     (10,648)     ---
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY              586,129       681,098     (94,969)     (14)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY         $6,756,176    $6,861,793   $(105,617)      (2)%
--------------------------------------------------------------------------------

Loan growth totaling $114 million or 3% of total loans occurred in the categories of commercial and commercial real estate. This growth was offset by declines attributable to the run-off of indirect automobile loans and leases and sales of fixed-rate mortgages. As a result, total loans decreased 4%. Increases in loans held for resale are due to a higher volume of mortgage loan originations and the timing of loan sales.

While deposit products such as free checking, indexed money market accounts, and variable-rate certificates of deposits reflected stable growth, total interest-bearing deposits declined during 1999 as customer demand for mutual funds, annuity products, and equity investments increased.

The increase in other long-term debt is attributable to the issuance of $30 million of medium-term notes in the second quarter of 1998. The decline in shareholders equity is attributable to share repurchase activity pursuant to Keystone's capital management plan.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the nine months ended September 30, 1999 and 1998 (in thousands):

---------------------------------------------------------------------------------------
                                                                        Increase/
                                  1999               1998              (Decrease)
                                      Yield/              Yield/               Yield/
                             Amount    Rate      Amount    Rate      Amount     Rate
---------------------------------------------------------------------------------------
 Interest income            $368,322   7.81%    $397,212   8.22%   $(28,890)     (0.41)
 Interest expense            167,339   4.19      181,936   4.49     (14,597)     (0.30)
---------------------------------------------------------------------------------------
 Net interest income        $200,983            $215,276           $(14,293)
 Interest spread                       3.62%               3.73%                 (0.11)
 Impact of noninterest funds           0.64                0.72                  (0.08)
---------------------------------------------------------------------------------------
 Net interest margin                   4.26%               4.45%                 (0.19)
---------------------------------------------------------------------------------------

Keystone's primary source of revenue is net interest income, which constituted 71% of total revenue (excluding securities gains) in the first nine months of 1999. Net interest income represents the difference between interest income on earning assets and interest expense on deposits and other borrowed funds, and is heavily dependent on the volume and composition of earning assets and interest bearing liabilities as well as the yield or rate earned or paid on these earning assets or funding sources.

Net interest income declined $14 million or 7% in 1999 compared to the same period in 1998, as earning asset levels declined and the decline in asset yields outpaced the decline in funding costs. Consequently, the net interest spread decreased 11 basis points and the net interest margin decreased 19 basis points.

Interest income declined $29 million or 7% during 1999 and was influenced by a decrease of approximately $149 million in earning assets. Share repurchases and investments in bank-owned life insurance reduced earning assets and therefore, interest income. Loans declined from 71.6% of average earning assets in 1998 to 70.1% in 1999, making lower-yielding investment securities a higher portion of the total portfolio. In addition, the overall yield on loans decreased 42 basis points in 1999 compared to 1998 due in part to lower interest rates and continued pricing competition. Similarly, the total yield on investments and federal funds sold decreased in line with the general decline in overall rates.

Interest expense experienced a decline of $15 million or 8%, as interest bearing liabilities decreased by $69 million and the total rate paid on all funding sources decreased 30 basis points. The benefit of a lower interest rate environment on funding costs was mitigated by an increased utilization of more costly funding sources such as FHLB borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $9.9 million or 0.30% of average loans for 1999, compared with $13.5 million or 0.39% of average loans for 1998. The reduced provision was responsive to a reduced level of net charge-offs, which were 0.33% of average loans for 1999, compared to 0.48% for the same period in 1998. Results in 1998 were influenced by higher levels of charge-offs associated with indirect loans and leases. The ratio of the allowance for credit losses as a percent of loans outstanding at September 30 remained constant at 1.35%. Refer to the asset quality section of this report for additional information related to the allowance for credit losses.

NONINTEREST INCOME

Excluding securities gains from both periods, noninterest income increased $9.5 million or 13% in 1999 compared to 1998. Notable increases occurred in trust and investment advisory revenue, fee income, and other income. Trust and investment advisory revenue has been affected by the success of Keystone's Governor Funds and both full-service and discount brokerage services. Fee income was favorably impacted by ATM surcharges, increased usage of the Keystone Visa check card, and increased activity related to the processing of merchants' credit card transactions. Other income increased by $5 million due to a combination of factors, including a pension curtailment gain, income earned on bank-owned life insurance purchased in late 1998 and increased annuity sales volume. The pension plan curtailment gain arose from reductions in staffing associated with the restructuring.

NONINTEREST EXPENSES

During 1999, Keystone incurred special charges primarily associated with the unification of its seven former banks under a single charter. These charges totaled $22 million to date in 1999 and are described in greater detail in the footnotes to the financial statements. During the last quarter of 1999, Keystone expects to incur additional expenses of approximately $1 million to $2 million associated with the finalization of the charter unification process. Such expenses are expected to consist primarily of nonrecurring marketing expenses which will coincide with scheduled bank conversions and related customer notifications.

Excluding special charges, total noninterest expenses decreased slightly in 1999 compared to the same period in 1998. Salaries declined 7% as a 16% reduction in FTEs was partially offset by merit increases and higher variable compensation associated with record levels of mortgage originations and sales of financial products. Benefit expenses declined 4% from 1998 due to the reduced number of FTEs.

Occupancy and furniture and equipment expense increased slightly during 1999, due in part to delivery channel enhancements and Year 2000 compliant software upgrades.

Other expenses increased 6% or $2.9 million in 1999 compared to 1998. The increase was in part due to higher levels of activity in processing merchant credit card transactions and reinsurance, both of which demonstrated corresponding increases in revenue.

Year 2000

Keystone's formal plan to resolve issues attendant to the approach of the Year 2000 (Y2K) consists of four major phases: inventory; assessment; distribution; and implementation. The four phases of the plan were primarily performed using internal resources and are explained fully in Keystone's 1998 annual report to its shareholders.

Keystone has completed all phases of its Y2K plan including the implementation phase of installation, system testing and transition to a production environment. It has been determined that all identified replacement or updated systems meet the standards necessary for Y2K readiness. Further risk associated with Y2K is primarily related to the successful ongoing operations of these systems and can be remedied, if necessary, via standard vendor support channels or by redirecting internal or external resources. Keystone has no significant exposure due to non-IT components with embedded technology. Management's current risk assessment is that should difficulties be encountered with system operations, only minor delays in transaction processing or information availability will occur. If delays in either transaction processing or information availability would occur for extended periods for corporate critical systems, or if timely modification could not be made, Y2K issues could have a material effect on both customers and on the operations of Keystone. In a worst case scenario, which management does not consider to be likely, Keystone may be unable to clear checks, process payments, or obtain customer account information. In addition, customers' access to funds could be delayed.

The impact of Year 2000 issues on Keystone will depend not only on steps taken by Keystone to address and prevent potential Y2K problems but also on the way in which Y2K issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, Keystone, or whose financial condition or operational capability is important to Keystone. Keystone has extensively surveyed the readiness of such third party suppliers, vendors, and major customers, and to date, Keystone is not aware of any third party problems which would materially impact Keystone's results of operations, liquidity or capital resources. However, Keystone has no means to determine with absolute assurance that external parties will be Y2K ready, or that such parties failure to be Y2K ready would not have a material impact on Keystone.

Expenditures since the inception of the project have aggregated $6.5 million, of which $3.6 million were capitalized. Throughout the remainder of 1999, Keystone expects to spend an additional $700,000, of which $400,000 will be capitalized and amortized over a five-year period. All expenditures will be funded through operating cash flows.

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

INCOME TAXES

Income tax expense for 1999 was $23.9 million, resulting in an effective tax rate of 30%, comparable to Keystone's effective tax rate of 31% for calendar year 1998.

ASSET QUALITY

Keystone's allowance for credit losses was $59.1 million or 1.35% of loans at September 30, 1999, comparable to the ratio at the end of 1998. Annualized net charge-offs expressed as a percentage of average loans decreased from 0.48% for 1998 to 0.33% in the same period of 1999. Consumer loan and lease charge-offs declined in conjunction with Keystone's curtailment of indirect lending activities in 1997.

The following table provides a comparative summary of the activity in the allowance for credit losses for the nine-month periods ended September 30, 1999 and 1998(in thousands).
------------------------------------------------------------------------
                                                  1999          1998
------------------------------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period                $60,274         $65,091
Loans charged-off:
 Commercial                                    (1,896)         (1,790)
 Real estate secured                           (2,299)         (2,049)
 Consumer                                      (7,511)        (11,516)
 Lease financing                               (1,036)         (3,848)
------------------------------------------------------------------------
Total loans charged-off                       (12,742)        (19,203)
------------------------------------------------------------------------
Recoveries:
 Commercial                                       184             230
 Real estate secured                              644           1,062
 Consumer                                         737           1,054
 Lease financing                                  110             182
------------------------------------------------------------------------
Total recoveries                                1,675           2,528
-------------------------------------------------------------------------
Net loans charged-off                         (11,067)        (16,675)
Provision for credit losses                     9,903          13,517
-------------------------------------------------------------------------
Balance at end of period                      $59,110         $61,933
-------------------------------------------------------------------------
The following table has been provided to compare nonperforming assets and total risk elements at September 30, 1999 to the balances at the end of 1998, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                         September 30,      December 31,
(dollars in thousands)                      1999              1998
------------------------------------------------------------------------

Nonaccrual loans                          $31,659             $24,675

Restructurings                                854                 264

Other real estate                           3,488               3,982
-------------------------------------------------------------------------

Nonperforming assets                       36,001              28,921

Loans 90 days or more past due             19,290              28,549
-------------------------------------------------------------------------

Total risk elements                       $55,291             $57,470
-------------------------------------------------------------------------

Ratio to period-end loans:*

  Nonperforming assets                        .82%              .65%

  90-days past due                            .44               .64
-------------------------------------------------------------------------

Total risk elements                          1.26%             1.29%
-------------------------------------------------------------------------
Coverage Ratios:

 Ending allowance to nonperforming loans      182%              242%

 Ending allowance to risk elements**          114%              113%

 Ending allowance to annualized
  net charge-offs                             4.0x              2.9X
--------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE.
**Excludes ORE.

The ratio of total risk elements expressed as a percent of loans at September 30, 1999 was slightly improved from year-end 1998 levels. The ratio of the allowance to nonperforming loans declined since December 31, 1998 as a limited number of loans moved out of the 90 days past due category into nonaccrual status. Similarly, nonperforming assets increased and loans 90-days past due decreased. As a result of reduced consumer charge-offs in 1999, the coverage ratio of the ending allowance to annualized year-to-date net charge-offs improved from 2.9x for 1998 to 4.0x for 1999.

Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including, but not limited to, the amounts and timing of expected future cash flows or the fair value of collateral on impaired loans; estimated losses on installment and residential mortgage loans; and trends in delinquencies, all of which may be susceptible to significant change.

In determining the adequacy of the allowance for loan losses, management also makes allocations to specific problem commercial loans or pools of loans with consideration given to the above factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Based on its evaluation of loan quality, management believes that the allowance for credit losses at September 30, 1999 was adequate to absorb potential losses within the loan portfolio.

CAPITAL MANAGEMENT

During the first half of 1999, Keystone purchased 2.5 million shares for treasury at a total cost of $89 million. Keystone currently has board approval to purchase an additional 500,000 shares.

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

                                                 Regulatory Standards
                                             ---------------------------

                     September 30,  December 31,    Well          Minimum
                         1999          1998      Capitalized    Requirement
---------------------------------------------------------------------------
Leverage ratio             8.04%        8.66%       5.00%           4.00%
Tier 1                    11.33%       12.59%       6.00%           4.00%
Total capital ratio       12.57%       13.84%      10.00%           8.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1999, there have been no material changes to the information on this topic presented in the December 31, 1998 Annual
Report.

PART II

ITEM 6(a) Exhibits

  Exhibit #               Description
 ----------               -------------

    11                    Statement Re Computation of Per Share Earnings
    12                    Statement Re Computation of Ratios
    27                    Financial Data Schedule


ITEM 6(b) Reports on Form 8-K

During the quarter ended September 30, 1999, the registrant filed the following reports on Form 8-K:

Date of Report           Item        Description
---------------          -----       ---------------------------------------

July 19, 1999             5          Earnings release for the second quarter

September 29, 1999        5          Press release announcing earnings update

--------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
--------------------------------------------------------------------------------


DATE: November 12, 1999




Mark L. Pulaski
----------------------------
President & Chief
Operating Officer



DATE: November 12, 1999




Donald F. Holt
----------------------------
Executive Vice President &
Chief Financial Officer