Form 10-K405
period 1999-12-31
KEYSTONE FINANCIAL INC
filed 2000-03-30
CIK 717809

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            for the transition period
                            from ________to_________
    ------------------------------------------------------------------------
                         Commission File Number 0-11460
                            KEYSTONE FINANCIAL, INC.
                             Pennsylvania 23-2289209
                  (State of Incorporation) (IRS Employer ID No.)
                                  P.O. Box 3660
                               One Keystone Plaza
                            Front and Market Streets
                            Harrisburg, PA 17105-3660
                            Telephone: (717) 233-1555
------------------------------------------------------------------------
Securities registered pursuant to section 12(g) of the Act: Common Stock, $2.00 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000:

Common Stock $2.00 Par Value -- $749,052,000.

The number of shares outstanding of the registrant's class of common stock as of February 29, 2000:

Common Stock $2.00 Par Value - 48,821,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholder report for the year ended December 31, 1999, are incorporated by reference into Parts I, II and IV and portions of the Proxy Statement of Keystone Financial, Inc. for the 2000 annual shareholders meeting are incorporated by reference into Part III.

                                   FORM 10-K
                                     INDEX

PART I
-----------

Item 1    Business                                                   3

Item 2    Properties                                                 9

Item 3    Legal Proceedings                                          9

Item 4    Submission of Matters to a Vote of Security Holders        9

PART II
-----------

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters                                       10

Item 6    Selected Financial Data                                   10

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operation                        10

Item 7A   Quantitative and Qualitative Disclosures about
          Market Risk                                               10

Item 8    Financial Statements and Supplementary Data               10

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                       10

PART III
------------

Item 10   Directors and Executive Officers of the Registrant        10

Item 11   Executive Compensation                                    10

Item 12   Security Ownership of Certain Beneficial Owners and
          Management                                                10

Item 13   Certain Relationships and Related Transactions            10

PART IV
-----------

Item 14   Exhibits, Financial Statement Schedules and Reports       11
          on Form 8-K

                                    PART I

ITEM 1 - BUSINESS

Introduction

Keystone Financial, Inc. (Keystone) was formed in 1984 as a result of mergers between predecessor bank holding companies. With assets of $7 billion, Keystone is the fourth largest financial institution headquartered in the Commonwealth of Pennsylvania.

Keystone is the parent of Keystone Financial Bank, N.A. (the bank) and various nonbank subsidiaries. The bank operates in thirty-one Pennsylvania counties, three Maryland counties and one county in West Virginia. Nonbank subsidiaries offer a variety of financial services including discount brokerage services, sales of mutual funds and annuities, investment advisory services, reinsurance, mortgage banking, and community development. None of the nonbank subsidiaries constitute a significant portion of Keystone's business. At December 31, 1999, Keystone and its subsidiaries had 2,553 full-time equivalent employees.

Keystone and its subsidiaries do not have any portion of their business dependent upon a single or a limited number of customers, the loss of which would have a material adverse effect on their business; no substantial portion of their loans and investments are concentrated within a single industry or group of related industries. Keystone is organized around, and manages its business through twenty local market teams in the areas in which it operates. These market teams are grouped into five geographic regions, each of which is managed by a regional president. These regions are aggregated into one operating segment since each region offers similar products and services through similar distribution channels. Refer to the "Notes to Consolidated Financial Statements-Segment Reporting" section of Exhibit 13.1 for additional information. The businesses of Keystone are not seasonal in nature. For a further description of the nature of Keystone's business, refer to the section entitled "Nature of Operations" contained within Exhibit 13.1.

Keystone's stock is traded in the over-the-counter market under the symbol of KSTN and is included in the National Market System of NASDAQ.

Legislation and Competition

Changes in banking legislation have increased the competition experienced by banks and bank holding companies and expanded the opportunities to grow geographically and offer new types of financial services. Since 1982, amendments to the Pennsylvania Banking Code have eliminated geographical branching restrictions on Pennsylvania banks, eliminated limitations on the number of Pennsylvania banks a bank holding company could own and provided for the implementation of interstate banking. Effective March 4, 1990, Pennsylvania banks may establish or acquire branch offices anywhere in the state, there are no limitations on the number of Pennsylvania banks a bank holding company may own and a bank holding company located in any state or the District of Columbia could, initially subject to a reciprocity requirement, acquire a Pennsylvania bank or bank holding company.

The Federal Interstate Banking and Branching Efficiency Act of 1994 extended to a nationwide basis the process of removing the legal barriers to interstate banking which formerly existed under various state laws. Effective September 29, 1995, the Act permits bank holding companies in any state to acquire bank holding companies or banks located in any other state. Effective June 1, 1997, the Act permits a bank in one state to merge with a bank in another state as long as neither state had enacted legislation prior to that date to prohibit interstate branching. Only Texas and Montana adopted such legislation. A bank may establish a de novo branch in another state or acquire a branch in another state without acquiring the entire bank only if expressly permitted by the law of the state where the new or acquired branch is located. Pennsylvania has enacted legislation to permit de novo interstate branching, subject to a reciprocity requirement.

The result of these developments has been an increased volume of merger activity involving Pennsylvania banks and bank holding companies since 1982. At the same time, deregulation of the banking industry has increased the opportunities to offer new types of financial services and enhanced the potential for competition from savings and loan associations, insurance companies, brokerage firms, and other nonbank financial institutions.

The trend  towards  deregulation  gained added  momentum  with  enactment of the
Gramm-Leach-Bliley Act on November 12, 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act allows bank holding companies meeting management, capital and Community Reinvestment Act ("CRA") standards to become "financial holding companies" authorized to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting, securities underwriting, and making merchant banking investments in commercial and financial companies. The Act further allows insurers and other financial services companies to acquire banks, removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies, and reorganizes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

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

As a one-stop financial partner to customers, Keystone's offerings include investment management and estate planning, mutual funds, annuities, transaction services and insurance products. Keystone's associates are "Relationship Bankers," who emphasize long-term relationships with customers by providing superior service that results in value-added pricing.

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

As amended by the Gramm-Leach-Bliley Act, the Bank Holding Company Act authorizes a bank holding company that elects to become a financial holding company to engage in a significantly expanded range of activities. In order for a bank holding company to become a financial holding company (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a financial holding company. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" CRA rating in its most recent examination. Keystone currently meets the requirements for eligibility to become a financial holding company but has no present intention to become a financial holding company.

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

The Federal Reserve Board has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications filed with the Board. Keystone is in compliance with all existing capital adequacy guidelines, including the risk-based guidelines. For a discussion of these capital adequacy guidelines and Keystone's capital position, reference is made to the caption "Shareholders' Equity," contained within the Financial Review section of Exhibit No. 13.1.

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

National banks historically have been authorized to establish operating subsidiaries that engage in activities generally permissible for the bank itself. In addition to preserving national bank authority to own operating subsidiaries, the Gramm-Leach-Bliley Act authorizes national banks to establish "financial subsidiaries," which may engage in financial activities permissible for financial holding companies, except for insurance underwriting, real estate investment and development and, for at least 5 years, merchant banking investments. In contrast to treatment of operating subsidiaries, equity investments in a financial subsidiary may not count towards the assets and tangible equity of the bank, and transactions between the bank and its financial subsidiary are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to, and other business dealings with, affiliates.

To be eligible to own, or expand the activities of, a financial subsidiary, a national bank and each of its depository institution affiliates (1) must be well-capitalized and well-managed and (2) must have at least a "satisfactory" CRA rating. In addition, the national bank must make an advance filing with the OCC, certifying that it meets these requirements and giving notice that it will acquire, or start a new activity in, a financial subsidiary. Keystone Financial Bank, N.A., the national bank subsidiary of Keystone, currently meets the eligibility requirements to own a financial subsidiary and intends to establish one or more financial subsidiaries.

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

Name                  Age     Office with Keystone and/or Subsidiary
----------------     -----    ------------------------------------------

Carl L. Campbell      56      Chairman (May 1998), President (December 1986-May
                              1998; November 1999 to date) and Chief Executive
                              Officer.

Mark L. Pulaski       46      President, Wealth Management Division (November
                              1999).

                              From May 1998 until November 1999, Mr. Pulaski served as President and Chief Operating Officer.

                              From November 1997 until May 1998, Mr. Pulaski served as Vice Chairman, Chief Operating Officer and Chief Financial Officer (CFO). From 1995 to November 1997, Mr. Pulaski was Senior Executive Vice President, CFO and Chief Administrative officer (CAO) of the Corporation. Prior to 1995, he served as Executive Vice President, CFO and CAO of the Corporation.

Ben G. Rooke          50      Executive Vice President, Vice Chairman (May
                              1998), General Counsel and Secretary.

George R. Barr, Jr.   48      Executive Vice President (December 1998) and
                              Deputy General Counsel.

                              Prior to December 1998, Mr. Barr served as Senior Vice President.

Edwin R. Eckberg      54      Executive Vice President (December 1998).

                              Prior to December 1998, Mr. Eckberg served as Senior Vice President.

Donald F. Holt        43      Executive Vice President (December 1998)and Chief
                              Financial Officer (May 1998).

                              Mr. Holt previously served as Senior Vice
                              President (through December 1998) and Corporate Controller (through May 1998).


ITEM 2 - PROPERTIES

The headquarters of Keystone Financial, Inc. and Keystone Financial Bank, N.A. are located at One Keystone Plaza, Harrisburg, Pennsylvania, in a leased building. The lease expires in 2002 with three consecutive renewal options each for five years. This building also houses a full-service branch of the bank and an office for Martindale Andres & Company, a subsidiary of Keystone.

Keystone Financial Bank has a total of 178 branches located throughout Pennsylvania, Maryland and West Virginia. Of these 178 branches, 125 are owned and the remainder are leased.

The bank owns the premises of its automated Telephone Banking Center located in Cumberland, Maryland. The bank also owns operations centers located in the following Pennsylvania towns: Bellwood, Williamsport, and St. Clair.

Keystone and the bank lease office space for various administrative and back-office functions in three buildings in Altoona, Pennsylvania, including a building owned by a partnership in which a Keystone board member is a partner. The premises for various branches include administrative offices.

Keystone owns the headquarters for its Asset Management Division, which are located in Harrisburg, Pennsylvania.

Of  the  nonbanking  subsidiaries,  Martindale  Andres  and  Company  and  MMC&P
Retirement   Benefits   Services  are  headquartered  in  leased  facilities  in
Pennsylvania.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings required to be described under this item.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.



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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following sections of Exhibit No. 13.1 are incorporated herein by reference:
"Financial Review-Investments", "Financial Review-Asset/Liability Management and Market Risk", "Summarized Accounting Policies-Financial Derivatives and Other Hedging Activity", "Notes to Consolidated Financial Statements-Financial Derivatives, Hedging Activity, and Commitments".

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  sections of Exhibit No. 13.1  entitled  "Report of  Independent  Auditors",
"Consolidated   Financial   Statements",   and  notes  thereto,  and  "Quarterly
Information-Income Performance" are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Items 10-13, is incorporated herein by reference to the information appearing under the following captions in the Proxy Statement for Keystone's 2000 Annual Meeting of Shareholders:

-- Introduction
-- Management Proposal - Election of Directors
-- Executive Compensation
-- Other Information Concerning Directors and Executive Officers

The other information appearing in such Proxy Statement, including without limitation that information appearing under the captions "Human Resources Committee 1999 Report on Executive Compensation" and "Stock Price Performance Graph", is not incorporated herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1)(2)  The response to this portion of Item 14 is listed below.
(a)(3) Listing of Exhibits-The exhibits are listed on the Exhibit Index beginning on page 13 of this Form 10-K.
(b)        Reports on Form 8-K are listed below.
(c) Exhibits-The exhibits listed on the Exhibit Index beginning on page 13 of this Form 10-K are filed herewith or are incorporated by reference.
(d)        Schedules - listed under Item 14 (a)(1)(2) below.

Item 14(a)(1)(2) List of Financial Statements and Financial Statement
Schedules

The following consolidated financial statements and report of independent auditors of Keystone Financial, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

Report of independent auditors

Consolidated statements of condition - December 31, 1999, and 1998

Consolidated statements of income - Years ended December 31, 1999, 1998,and 1997

Consolidated statements of changes in shareholders' equity - Years ended December 31, 1999, 1998, and 1997

Consolidated statements of cash flows - Years ended December 31, 1999, 1998, and 1997

Notes to consolidated financial statements

Schedules to the consolidated financial statements as per Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 14(b)  Reports on Form 8-K

During the quarter ended December 31, 1999, the registrant filed the following reports on Form 8-K:


 Filing Date            Item          Description
--------------------    -----   ------------------------------------
December 08, 1999         5     Press release announcing litigation settlement
November 30, 1999         5     Press release announcing strategic realignment
November 22, 1999         5     Press release announcing dividend declaration
October 18, 1999          5     Press release announcing earnings for the third
                                quarter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            (Registrant)  Keystone Financial, Inc.

                                          By: /s/ Carl L. Campbell
                                          __________________________
                                          Chief Executive Officer

                                           Date:   March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 23, 2000, by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Carl L. Campbell          /s/ Donald F. Holt
_______________________       _______________________
Chief Executive Officer       Executive Vice President and
President & Chairman          Chief Financial Officer
                              (Principal Accounting Officer)

/s/ A. Joseph Antanavage      /s/ Harold L. Brake
_______________________       _______________________
Director                      Director

/s/ George T. Brubaker        /s/ Paul I. Detwiler, Jr.
_______________________       _______________________
Director                      Director

/s/ Donald Devorris           /s/ Gerald E. Field
_______________________       _______________________
Director                      Director

/s/ Philip C. Herr, II        /s/ Allan W. Holman, Jr.
_______________________       _______________________
Director                      Director

/s/ Richard G. King           /s/ Uzal H. Martz, Jr.
_______________________       _______________________
Director                      Director

/s/ Max A. Messenger          /s/ William L. Miller
_______________________       _______________________
Director                      Director

/s/ Don A. Rosini             /s/ James I. Scheiner
_______________________       _______________________
Director                      Director

/s/ F. Dale Schoeneman        /s/ Ronald C. Unterberger
_______________________       _______________________
Director                      Director

/s/ G. William Ward           /s/ Ray L. Wolfe
_______________________       _______________________
Director                      Director

                             EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit                  Description and Method
  No.                          of Filing
------------------------------------------------------------------------
3.1 Restated Articles of Incorporation of Keystone Financial, Inc., as amended through May 19, 1997, incorporated by reference to Exhibit 3 of Form 10-Q of Keystone Financial, Inc. for the quarter ended March 31, 1999.

3.2 By-Laws of Keystone Financial, Inc., as amended November 19, 1998, incorporated by reference to Exhibit 3.2 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998.

10.1* Keystone Financial, Inc., Corporate Directors Deferred Compensation Plans, originally filed as Exhibit 10.1 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1994, filed herewith.

10.2* Keystone Financial, Inc. 1988 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1998.

10.3* Keystone Financial, Inc. Management Incentive Compensation Plan as amended and restated, incorporated by reference to Exhibit 10.3 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1998.

10.4* Form of employment agreement between Keystone Financial, Inc. and Executive Officer Campbell, incorporated by reference to Exhibit 10.4 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998.

10.5* Form of employment agreement between Keystone Financial, Inc. and Executive Officers Pulaski and Rooke, incorporated by reference to
        Exhibit 10.5 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998.

10.6* Keystone Financial, Inc. 1995 Management Stock Purchase Plan, incorporated herein by reference to Exhibit C of the Proxy Statement of Keystone Financial, Inc., dated April 7, 1995.

10.7* Keystone Financial, Inc. Savings Restoration Plan, as amended and restated effective January 1, 1994, and as corrected on June 14, 1994, originally filed as Exhibit 10.7 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1994, filed herewith.

10.8* Keystone Financial, Inc. Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10.8 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1998.

10.9* Keystone Financial, Inc. 1990 Non-Employee Directors' Stock Option Plan, as amended, incorporated by reference to Exhibit 10.9 of Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998.

10.10* Keystone Financial, Inc. 1992 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.10 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1997.

Exhibit                  Description and Method
  No.                          of Filing
------------------------------------------------------------------------
10.11* Keystone Financial, Inc. 1992 Director Fee Plan, as amended through May 20, 1999, filed herewith.

10.12* Keystone Financial, Inc. form of Executive Split Dollar Agreements, filed herewith.

10.13* Keystone Financial, Inc. 1995 Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit B of the Proxy Statement of Keystone Financial, Inc., dated April 7, 1995.

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

10.16*   Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended
         November 19, 1998, incorporated by reference to Exhibit 10.16 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1998.

10.17* Keystone Financial, Inc. Supplemental Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1997.

10.18* Form of change of control agreement between Keystone Financial, Inc. and executive officers Barr, Eckberg, and Holt, incorporated by reference to Exhibit 10.19 of Form 10-K of Keystone Financial, Inc., for the year ended December 31, 1998.

10.19* Employment Agreement between Keystone Financial, Inc. and Director Wolfe, incorporated herein by reference to Exhibit 99.9 of Form S-4 of Keystone Financial, Inc. (No. 333-20283), filed on January 23, 1997.

11.1 The statement regarding computation of per share earnings required by this exhibit is contained in the note to the consolidated financial statements captioned "Earnings Per Share," filed as a part of Exhibit 13.1.

12.1     Statement regarding computation of ratios, filed herewith.

13.1 Portions of the Annual Report to Shareholders of Keystone Financial, Inc., for the year ended December 31, 1999, filed herewith.

21.1     Subsidiaries of Registrant, filed herewith.

23.1     Consent of Ernst & Young LLP, independent auditors, filed herewith.

27.1     Financial Data Schedule, filed herewith.

*The exhibits marked by an asterisk (*) are management contracts or compensatory plans or arrangements.