Form 10-Q
period 2000-03-31
KEYSTONE FINANCIAL INC
filed 2000-05-15
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Common Stock ($2 par value): 48,930,000 as of April 30, 2000.

                            KEYSTONE FINANCIAL, INC.

                              INDEX                                    PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - March 31, 2000
and December 31, 1999                                                   3

Consolidated Statements of Income - Three months

ended March 31, 2000 and 1999                                           4

Consolidated Statements of Cash Flows - Three months ended

March 31, 2000 and 1999                                                 5

Notes to Consolidated Financial Statements                              6

ITEM 2.   Management's Discussion and Analysis of

             Financial Condition and Results of Operations              6

ITEM 3.   Quantitative and Qualitative Disclosures about

             Market Risk                                               12

PART II.   OTHER INFORMATION

Items 1,2,3, 4 and 5 have been omitted since they are not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K                             12

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                             13

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (in thousands, except share data)
--------------------------------------------------------------------------------
                                                       March 31,   December 31,
                                                         2000         1999
ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                                 $207,764      $334,273
Federal funds sold                                       170,000             -
Interest bearing deposits with banks                       2,118           877
Investment securities available
  for sale                                             1,078,117     1,073,338
Investment securities held to
  maturity (fair values:
  2000-$568,165; 1999-$575,368)                          580,853       588,201
Loans held for resale                                    119,542       110,203

Loans and leases                                       4,532,893     4,459,546
Allowance for credit losses                              (60,614)     (59,975)
--------------------------------------------------------------------------------
Net Loans                                              4,472,279     4,399,571

Premises and equipment                                   117,960       118,762
Other assets                                             263,713       262,283
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $7,012,346    $6,887,508
--------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                            $711,793      $652,613
Interest-bearing deposits                              4,339,856     4,307,721
--------------------------------------------------------------------------------
Total Deposits                                         5,051,649     4,960,334

Federal funds purchased and security
  repurchase agreements                                  289,410       316,130
Other short-term borrowings                              100,000        50,000
--------------------------------------------------------------------------------
Total Short-Term Borrowings                              389,410       366,130

FHLB borrowings                                          749,637       728,776
Long-term debt                                           130,018       129,920
Other liabilities                                        135,281       152,323
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                      6,455,995     6,337,483
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock: $1.00 par value, authorized
  8,000,000 shares; none issued or outstanding               ---           ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  48,843,604 - 2000 and 48,731,057 - 1999                 97,687        97,462
Surplus                                                  169,788       167,939
Retained earnings                                        306,781       301,118
Deferred KSOP benefit expense                               (182)         (207)
Net unrealized securities losses, net of tax             (17,723)      (16,287)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                               556,351       550,025
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $7,012,346    $6,887,508
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
--------------------------------------------------------------------------------
                                                   Three Months Ended
                                                         March 31,
                                                    2000         1999
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                          $ 94,468     $ 92,342
Investments - taxable                              23,185       22,635
Investments - tax exempt                            3,429        2,715
Federal funds sold & other                          1,420        1,271
Loans held for resale                               2,634        1,614
--------------------------------------------------------------------------------
                                                  125,136      120,577
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                           46,265       43,989
Short-term borrowings                               4,573        3,713
FHLB borrowings                                    10,575        5,907
Long-term debt                                      2,337        2,338
--------------------------------------------------------------------------------
                                                   63,750       55,947
--------------------------------------------------------------------------------
NET INTEREST INCOME                                61,386       64,630
Provision for credit losses                         3,788        2,663
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                      57,598       61,967
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees                  7,108        6,674
Service charges on deposit accounts                 4,833        4,337
Fee income                                          6,161        6,259
Mortgage banking income                             1,480        3,582
Reinsurance income                                    937          847
Other income                                        3,116        3,957
Net gains - equity securities                          ---         428
Net gains (losses) - debt securities                   85           (3)
--------------------------------------------------------------------------------
                                                   23,720       26,081
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                           21,932       23,831
Employee benefits                                   4,155        5,623
Occupancy expense (net)                             5,049        4,739
Furniture and equipment expense                     5,831        5,370
Special charges                                       ---       19,148
Other expense                                      17,236       18,123
--------------------------------------------------------------------------------
                                                   54,203       76,834
--------------------------------------------------------------------------------
Income before income taxes                         27,115       11,214
Income tax expense                                  7,260        2,899
--------------------------------------------------------------------------------
NET INCOME                                        $19,855      $ 8,315
--------------------------------------------------------------------------------
PER SHARE DATA

--------------------------------------------------------------------------------
Net income:
  Basic                                             $0.41        $0.17
  Diluted                                           $0.41        $0.17
Dividends                                           $0.29        $0.29
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                            2000        1999
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                               $19,855      $ 8,315
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                              3,788        2,663
  Provision for depreciation & amortization                5,333        6,253
  Deferred income taxes                                    7,261       (4,101)
  Special charges accrual                                 (1,167)       8,220
  School district settlement                             (34,013)         ---
  Sale of loans held for resale                           53,189       76,450
  Origination of loans held for resale                   (62,316)     (84,729)
  Decrease in interest receivable                          3,179        8,031
  Increase in interest payable                            10,415        3,105
  Other                                                   (5,279)      18,839
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    245       43,046
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Net (increase) decrease in interest-bearing
  deposits with banks                                     (1,241)         537
Available for sale securities:
   Sales                                                     ---        7,633
   Maturities                                            188,810      532,013
   Purchases                                            (195,050)    (505,210)
Held to maturity securities:
   Maturities                                             15,468       43,196
   Purchases                                              (8,039)     (18,721)
Net (increase) decrease in loans                         (82,833)      42,174
Purchases of loans                                           ---       (3,368)
Proceeds from sales of loans                               6,262        6,803
Purchases of premises and equipment                       (3,517)      (3,937)
Other                                                         23         (496)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (80,117)     100,624
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                       91,315     (121,897)
Net increase in short-term borrowings                     23,280       62,761
Proceeds from FHLB borrowings                             65,000          ---
Repayments of FHLB borrowings                            (44,139)     (10,792)
Repayment of long-term debt                                  (27)        (143)
Acquisition of treasury stock                                ---      (72,607)
Cash dividends                                           (14,192)     (14,134)
Other                                                      2,126        4,927
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      123,363     (151,885)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          43,491       (8,215)

Cash and cash equivalents at beginning of period         334,273      332,322
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $377,764     $324,107

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Notes To Consolidated Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, all adjustments necessary for a fair presentation have been included and such adjustments were of a normal recurring nature.

Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

For further information, refer to the audited consolidated financial statements, footnotes thereto, and the Financial Review for the year ended December 31, 1999, as contained in the annual report to shareholders.

COMPREHENSIVE INCOME

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in debt and equity securities. The disclosure of comprehensive income is as follows (in thousands):

                                                 Three Months Ended March 31,
                                                  2000               1999
------------------------------------------- ----------------- ------------------
                                            Before   Net of   Before    Net of
                                             Tax      Tax        Tax     Tax
                                            ------- --------- -------- ---------
Net Income                                           $19,855            $8,315

Unrealized securities gains (losses)
      arising during the period             (2,124)   (1,381)  (6,984)  (4,540)

Less: Reclassification adjustment for
      securities gains included in net
      income                                    85        55      425      276
------------------------------------------- ------- --------- -------- ---------
                                            (2,209)   (1,436)  (7,409)  (4,816)
------------------------------------------- ------- --------- -------- ---------
Comprehensive Income                                 $18,419            $3,499
=========================================== ======= ========= ======== =========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Keystone Financial, Inc. (Keystone) is the fourth largest financial institution headquartered in Pennsylvania. Keystone offers a wide-range of financial products and services through its bank and specialized nonbank subsidiaries located in Pennsylvania, Maryland, West Virginia and Delaware.

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent average daily balances, unless otherwise indicated. In addition, income statement comparisons are based on results for the first quarter of 2000 compared to the same period of 1999 unless otherwise indicated.

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

SUMMARY OF FINANCIAL RESULTS

Keystone recognized net income of $19.9 million or $0.41 per share for the first quarter of 2000, roughly equal to the $0.42 per diluted share recognized in the first quarter of 1999, before special charges. First quarter 1999 amounts including special charges resulted in reported earnings per share of $0.17. The earnings for the first quarter of 2000 resulted in a return on average assets of 1.16% and return on average equity of 14.18%.

Keystone's performance, like that of many other regional banks, was influenced by increasing interest rates, which resulted in a tightening margin and a decline in the level of mortgage banking revenue.

Net interest income declined 5% from the first quarter of 1999 as the net interest margin dropped from 4.22% to 3.99%. Due to a sharp increase in interest rates, Keystone's funding costs increased at a pace in excess of the rate of growth in earning asset yields. Despite the effect of increasing interest rates, Keystone experienced loan growth in the quarter, following several periods of declining balances.

The provision for credit losses increased 42% and reflected the influence of higher loan growth and its impact on the level of the allowance. Net charge-off levels for the first quarter of 2000 were 0.28% of average loans, consistent with the same quarter of 1999. Asset quality remained constant and reflected a decline in the level of risk elements expressed as a percentage of loans from 1.35% at March 31, 1999 to 1.30% at March 31, 2000.

While rising interest rates negatively impacted mortgage banking income, other categories of noninterest revenue demonstrated growth. Improvement occurred in trust and investment management fees, service charges on deposits and electronic banking revenue.

Keystone's 1999 restructuring was successful in reducing core noninterest expense levels 6% from the first quarter of 1999. The employee base was reduced 11% due to efficiencies gained from unification of the separate bank charters. Keystone will realize a full year's benefit from reduced operating expenses during 2000.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

--------------------------------------------------------------------------------

                                                                     Change
                                         2000        1999       Volume      %
--------------------------------------------------------------------------------
Cash and due from banks                $187,187     $182,718   $4,469       2%
Federal funds sold and other             99,217      103,007   (3,790)     (4)
Investments                           1,686,022    1,749,994  (63,972)     (4)
Loans held for resale                   119,744       81,314   38,430      47

Loans                                 4,490,075    4,444,509   45,566       1
Allowance for credit losses             (61,051)     (60,978)     (73)    ---
--------------------------------------------------------------------------------
Net loans                             4,429,024    4,383,531    45,493      1

Intangible assets                        53,470       59,853    (6,383)   (11)
Other assets                            320,082      226,585    93,497     41
--------------------------------------------------------------------------------
 TOTAL ASSETS                        $6,894,746   $6,787,002  $107,744      2%
--------------------------------------------------------------------------------
Noninterest-bearing deposits           $657,453     $661,527  $ (4,074)    (1)
Interest-bearing deposits             4,338,246    4,468,226  (129,980)    (3)
Short-term borrowings                   343,413      353,721   (10,308)    (3)
FHLB borrowings                         725,546      421,325   304,221     72
Other long-term debt                    129,914      130,190      (276)   ---
Other liabilities                       137,151      138,410    (1,259)    (1)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                    6,331,723    6,173,399   158,324      3
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                    563,023      613,603   (50,580)    (8)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $6,894,746   $6,787,002  $107,744      2%
--------------------------------------------------------------------------------

Loan growth totaling $160 million or 4% occurred throughout the commercial and consumer categories during the quarter. Such growth was offset by declines attributable to the run-off of indirect automobile loans and leases to result in a net increase of $46 million. Increases in loans held for resale are attributable to the timing of residential mortgage sales.

The increase in other assets is partially attributable to investment in bank-owned life insurance. The decline in shareholders' equity is attributable to share repurchase activity that took place in the first half of 1999.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the three months ended March 31, 2000 and 1999 (in thousands):

--------------------------------------------------------------------------------
                                                                   Increase/
                                 2000               1999          (Decrease)
                                     Yield/             Yield/          Yield/
                            Amount    Rate    Amount    Rate    Amount   Rate
--------------------------------------------------------------------------------

 Interest income           $127,344  8.00%   $122,647   7.77%    $4,697    0.23
 Interest expense            63,750  4.63      55,947   4.22      7,803    0.41
--------------------------------------------------------------------------------
 Net interest income       $ 63,594          $ 66,700           $(3,106)
 Interest spread                     3.37%              3.55%             (0.18)
 Impact of noninterest
  funds                              0.62               0.67              (0.05)
 -------------------------------------------------------------------------------
 Net interest margin                 3.99%              4.22%             (0.23)
 -------------------------------------------------------------------------------


Net interest income declined $3.1 million or 5% in the first quarter of 2000 compared with the same period in 1999. Due to the liability-sensitive position of Keystone's balance sheet, the overall cost of funds was impacted by the increasing interest rate environment to a more significant extent than loan yields. As a result, the net interest margin decreased 23 basis points.

Interest income increased $4.7 million or 4% in the first quarter. The improvement was attributable to an increase of 23 basis points in the total yield on earning assets and a slight increase in the volume of earning assets.

Interest expense increased $7.8 million or 14% for the first quarter, as the total cost of funds increased 41 basis points. In addition to the impact of deposit repricing associated with the higher interest rate environment, Keystone's cost of funds has been impacted by deposit runoff and greater reliance on higher cost FHLB borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses reached $3.8 million for 2000, compared with $2.7 million for 1999. The increased expense was responsive to loan growth occurring during the quarter. The allowance for loan losses expressed as a percentage of total loans at March 31, 2000 was comparable to the same period of 1999 (1.34% versus 1.36%). Refer to the asset quality section of this report for additional information related to the allowance for credit losses.

NONINTEREST INCOME

Excluding securities gains from both periods, total noninterest sources of revenue decreased $2 million or 8% in 2000. While Keystone experienced nearly 7% growth in trust and investment advisory fees and 11% growth in service charges on deposits, mortgage originations and the associated mortgage banking revenue were adversely impacted by the higher interest rate environment. While mortgage originations remained strong in total, originations to date in 2000 have primarily been variable rate mortgages, which Keystone is holding in its loan portfolio. In early 1999, consumer preferences for fixed-rate products generated higher levels of mortgage banking income as such credits were sold in the secondary market. As a consequence of the decline in loans sold, mortgage banking revenue declined $2.1 million or 59%. Other income in 1999 included a gain on the sale of a branch which did not recur for 2000, contributing to a $.8 million decline.

NONINTEREST EXPENSE

Excluding special charges Keystone incurred in 1999 related to its internal restructuring, total noninterest expenses declined 6%. The most significant improvements occurred in salaries and benefits as a result of efficiencies gained through the restructuring which enabled Keystone to reduce its level of full-time equivalent employees from 2,965 at December 31, 1998 to 2,509 at March 31, 2000. Other expense demonstrated a decline of $.9 million or 5% as increased expenses associated with revenue improvement initiatives such as marketing and professional consulting were more than offset by reduced processing, telephone and tax expenses, attributable in part to the restructuring.

Both occupancy and furniture and equipment expense demonstrated slight increases due to technological improvements.

INCOME TAXES

Income tax expense for 2000 was $7.3 million, resulting in an effective tax rate of 27%, comparable to Keystone's effective tax rate of 26% for the first quarter of 1999.

ASSET QUALITY

Keystone's allowance for credit losses reached $60.6 million or 1.34% of loans at March 31, 2000, comparable to the ratio at the end of 1999. Annualized net charge-offs expressed as a percentage of average loans remained stable at .28% for the first quarter of 1999 and 2000.

The following table provides a comparative summary of the activity in the allowance for credit losses for the three-month periods ended March 31, 2000 and 1999(in thousands).

-----------------------------------------------------
                                 2000          1999
-----------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period    $59,975   $60,274
Loans charged-off:
 Commercial                          (263)     (773)
 Real estate secured                 (827)     (900)
 Consumer                          (2,816)   (1,888)
 Lease financing                     (529)     (146)
-----------------------------------------------------
Total loans charged-off            (4,435)   (3,707)
-----------------------------------------------------
Recoveries:
 Commercial                            54        112
 Real estate secured                  730        306
 Consumer                             463        171
 Lease financing                       39         38
-----------------------------------------------------
Total recoveries                    1,286        627
------------------------------------------------------
Net loans charged-off              (3,149)    (3,080)
Provision for credit losses         3,788      2,663
------------------------------------------------------
Balance at end of period          $60,614    $59,857
------------------------------------------------------

The following table has been provided to compare nonperforming assets and total risk elements at March 31, 2000 to the balances at the end of 1999, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                                 March 31,         December 31,
(dollars in thousands)                              2000              1999
--------------------------------------------------------------------------------
Nonaccrual loans                                     $35,055          $27,183
Restructurings                                           833              841
Other real estate                                      3,203            3,170
--------------------------------------------------------------------------------
Nonperforming assets                                  39,091           31,194
Loans 90 days or more past due                        20,031           22,508
--------------------------------------------------------------------------------
Total risk elements                                  $59,122          $53,702
--------------------------------------------------------------------------------
Ratio to period-end loans:*
  Nonperforming assets                                  .86%             .70%
  90-days past due                                      .44              .50
--------------------------------------------------------------------------------
Total risk elements                                    1.30%            1.20%
--------------------------------------------------------------------------------
Coverage Ratios:
 Ending allowance to nonperforming loans                169%             214%
 Ending allowance to risk elements**                    108%             119%
 Ending allowance to annualized
  net charge-offs                                       4.8X             2.5X
--------------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE. **Excludes ORE.

During the first quarter, a few commercial loans migrated into nonaccrual status from the less-severe delinquent categories, causing the increase in risk elements. Management has identified no systemic credit quality issues associated with the commercial loan portfolio.

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

In determining the adequacy of the allowance for loan losses, management also makes allocations to specific problem commercial loans or pools of loans with consideration given to the above factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Based on its evaluation of loan quality, management believes that the allowance for credit losses at March 31, 2000 is adequate to absorb potential losses within the loan portfolio.

CAPITAL MANAGEMENT

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                    Regulatory Standards
                                                 ---------------------------
                        March 31,   December 31,    Well          Minimum
                         2000          1999      Capitalized    Requirement
---------------------------------------------------------------------------
Leverage ratio             7.93%        7.48%       5.00%           4.00%
Tier 1                    10.51%       10.54%       6.00%           4.00%
Total capital ratio       11.73%       11.78%      10.00%           8.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, there have been no material changes to the information on this topic presented in the December 31, 1999 Annual Report.

PART II

ITEM 6(a) Exhibits

  Exhibit #               Description
 ----------               -------------

    10                    Executive Incentive Compensation Plan
    11                    Statement Re Computation of Per Share Earnings
    12                    Statement Re Computation of Ratios
    27                    Financial Data Schedule


ITEM 6(b) Reports on Form 8-K

During the quarter ended March 31, 2000, the registrant filed the following reports on Form 8-K:

Date of Report           Item    Description
---------------          -----   ---------------------------------------

January 18, 2000          5      Earnings release for the fourth quarter

March 23, 2000            5      Press release announcing dividend declaration

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 12, 2000



/s/ Carl L. Campbell
----------------------------
Carl L. Campbell
President & Chief
Executive Officer

DATE: May 12, 2000



/s/ Donald F. Holt
----------------------------
Donald F. Holt
Executive Vice President &
Chief Financial Officer