Form 10-Q
period 2000-06-30
KEYSTONE FINANCIAL INC
filed 2000-08-14
CIK 717809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Common Stock ($2 par value): 49,132,000 as of July 31, 2000.

                            KEYSTONE FINANCIAL, INC.

                                   INDEX PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - June 30, 2000
and December 31, 1999                                                 3

Consolidated  Statements  of Income - Three months ended
June 30, 2000 and 1999,and six months ended June 30,
2000 and 1999                                                         4

Consolidated Statements of Cash Flows - Six months ended
June 30, 2000 and 1999                                                6

Notes to Consolidated Financial Statements                            7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                14

PART II.   OTHER INFORMATION

Items 1,2,3, 4 and 5 have been omitted since they are not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K                           14

(a)  Exhibits
(b)  Reports on Form 8-K

Signatures                                                           15

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (in thousands, except share data)
--------------------------------------------------------------------------------
                                            June 30,           December 31,
                                             2000                 1999
ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                       $199,906              $334,273
Federal funds sold                              88,000                     -
Interest bearing deposits with banks             1,539                   877
Investment securities available
  for sale                                   1,101,654             1,073,338
Investment securities held to
  maturity (fair values:
  2000-$552,093; 1999-$575,368)                564,482               588,201
Loans held for resale                          164,575               110,203

Loans and leases                             4,609,584             4,459,546
Allowance for credit losses                    (61,604)              (59,975)
--------------------------------------------------------------------------------
Net Loans                                    4,547,980             4,399,571
Premises and equipment                         116,924               118,762
Other assets                                   253,873               262,283
--------------------------------------------------------------------------------
TOTAL ASSETS                                $7,038,933            $6,887,508
--------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------
Noninterest-bearing deposits                  $708,849              $652,613
Interest-bearing deposits                    4,330,294             4,307,721
--------------------------------------------------------------------------------
Total Deposits                               5,039,143             4,960,334

Federal funds purchased and security
  repurchase agreements                        331,199               316,130
Other short-term borrowings                    100,000                50,000
--------------------------------------------------------------------------------
Total Short-Term Borrowings                    431,199               366,130

FHLB borrowings                                727,363               728,776
Long-term debt                                 131,784               129,920
Other liabilities                              143,132               152,323
--------------------------------------------------------------------------------
TOTAL LIABILITIES                            6,472,621             6,337,483
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock: $1.00 par value,
  authorized 8,000,000 shares; none
  issued or outstanding                            ---                   ---
Common stock: $2.00 par value,
  authorized 100,000,000; issued
  49,082,788-2000 and 48,731,057-1999           98,166                97,462
Surplus                                        173,523               167,939
Retained earnings                              312,803               301,118
Deferred KSOP benefit expense                     (158)                 (207)
Net unrealized securities losses,
  net of tax                                   (18,022)              (16,287)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                     566,312               550,025
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $7,038,933            $6,887,508
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
--------------------------------------------------------------------------------
                                                 Three Months Ended
                                                      June 30,
                                             2000                  1999
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                  $100,163                 $ 92,378
Investments - taxable                      22,945                   21,621
Investments - tax exempt                    3,333                    2,937
Federal funds sold & other                  1,876                      596
Loans held for resale                       2,916                    1,878
--------------------------------------------------------------------------------
                                          131,233                  119,410
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                   48,653                   42,892
Short-term borrowings                       5,535                    3,792
FHLB borrowings                            11,045                    5,651
Long-term debt                              2,166                    2,331
--------------------------------------------------------------------------------
                                           67,399                   54,666
--------------------------------------------------------------------------------
NET INTEREST INCOME                        63,834                   64,744
Provision for credit losses                 4,637                    3,950
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES              59,197                   60,794
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees          7,490                    7,326
Service charges on deposit accounts         4,965                    4,458
Fee income                                  5,997                    6,860
Mortgage banking income                     1,937                    3,479
Reinsurance income                            871                    1,045
Other income                                3,915                    5,487
Net gains - equity securities                 177                       11
Net gains (losses) - debt securities          (58)                       9
--------------------------------------------------------------------------------
                                           25,294                   28,675
--------------------------------------------------------------------------------
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                   22,121                   21,952
Employee benefits                           4,593                    3,979
Occupancy expense (net)                     4,757                    4,494
Furniture and equipment expense             5,406                    5,158
Restructuring-related special charges         ---                      650
Other expense                              19,054                   17,813
--------------------------------------------------------------------------------
                                           55,931                   54,046
--------------------------------------------------------------------------------
Income before income taxes                 28,560                   35,423
Income tax expense                          8,366                   11,219
--------------------------------------------------------------------------------
NET INCOME                                $20,194                  $24,204
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                     $0.41                    $0.49
  Diluted                                   $0.41                    $0.49
Dividends                                   $0.29                    $0.29
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
--------------------------------------------------------------------------------
                                                   Six Months Ended
                                                      June 30,
                                                2000            1999
INTEREST INCOME
--------------------------------------------------------------------------------
Loans and fees on loans                       $194,631              $ 184,720
Investments - taxable                           46,130                 44,256
Investments - tax exempt                         6,762                  5,652
Federal funds sold & other                       3,296                  1,867
Loans held for resale                            5,550                  3,492
--------------------------------------------------------------------------------
                                               256,369                239,987
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                        94,918                 86,881
Short-term borrowings                           10,108                  7,505
FHLB borrowings                                 21,620                 11,558
Long-term debt                                   4,503                  4,669
--------------------------------------------------------------------------------
                                               131,149                110,613
--------------------------------------------------------------------------------
NET INTEREST INCOME                            125,220                129,374
Provision for credit losses                      8,425                  6,613
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  116,795                122,761
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Trust and investment advisory fees              14,598                 14,000
Service charges on deposit accounts              9,798                  8,795
Fee income                                      12,158                 13,119
Mortgage banking income                          3,417                  7,061
Reinsurance income                               1,808                  1,892
Other income                                     7,031                  9,444
Net gains - equity securities                      177                    439
Net gains - debt securities                         27                      6
--------------------------------------------------------------------------------
                                                49,014                 54,756
--------------------------------------------------------------------------------
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries                                        44,053                 45,783
Employee benefits                                8,748                  9,602
Occupancy expense (net)                          9,806                  9,233
Furniture and equipment expense                 11,237                 10,528
Restructuring-related special charges              ---                 19,798
Other expense                                   36,290                 35,936
--------------------------------------------------------------------------------
                                               110,134                130,880
--------------------------------------------------------------------------------
Income before income taxes                      55,675                 46,637
Income tax expense                              15,626                 14,118
--------------------------------------------------------------------------------
NET INCOME                                     $40,049                $32,519
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                          $0.82                  $0.66
  Diluted                                        $0.82                  $0.66
Dividends                                        $0.58                  $0.58
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                               June 30,
                                                          2000          1999
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                              $40,049      $ 32,519
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for credit losses                             8,425         6,613
  Provision for depreciation & amortization              14,851        11,205
  Deferred income taxes                                  15,089           118
  Special charges accrual                                (1,528)        5,013
  School district settlement                            (34,013)         ---
  Sale of loans held for resale                          99,244       188,364
  Origination of loans held for resale                 (153,313)     (240,540)
  (Increase)decrease in interest receivable              (2,017)        6,276
  Increase in interest payable                           13,890         1,329
  Other                                                   5,398         9,689
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,075        20,586
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Net (increase) decrease in interest-bearing
  deposits with banks                                      (662)        2,127
Available for sale securities:
   Sales                                                    281         7,871
   Maturities                                           360,502       779,283
   Purchases                                           (389,291)     (658,250)
Held to maturity securities:
   Maturities                                            38,907        78,013
   Purchases                                            (15,192)      (47,681)
Net (increase) decrease in loans                       (183,637)       52,615
Purchases of loans                                          ---        (5,378)
Proceeds from sales of loans                             27,417        10,078
Purchases of premises and equipment                     (10,998)       (4,918)
Other                                                      (154)         (570)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (172,827)      213,190
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                      78,809      (204,760)
Net increase in short-term borrowings                    65,069        69,049
Proceeds from FHLB borrowings                           156,000        14,362
Repayments of FHLB borrowings                          (157,413)      (10,792)
Repayment of long-term debt                                 (53)         (284)
Acquisition of treasury stock                               ---       (88,701)
Cash dividends                                          (28,364)      (28,323)
Other                                                     6,337        11,941
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     120,385      (237,508)
DECREASE IN CASH AND CASH EQUIVALENTS                   (46,367)       (3,732)
Cash and cash equivalents at beginning of period        334,273       332,322
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $287,906      $328,590
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

Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

COMPREHENSIVE INCOME

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in debt and equity securities. The disclosure of comprehensive income is as follows (in thousands):

                                                                 Three Months Ended June 30,
                                                            2000                                1999
----------------------------------------------------------------------------------------------------------------
                                                    Before          Net of         Before Tax        Net of
                                                     Tax              Tax                              Tax
                                                --------------- ---------------- ---------------- --------------
Net Income                                                          $ 20,194                         $24,204

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                          (341)            (222)       (12,494)         (8,121)
  Less: Reclassification adjustment for
    gains included in net income                        119               77             20              13
---------------------------------------------- --------------- ---------------- ---------------- --------------
                                                       (460)            (299)       (12,514)         (8,134)
---------------------------------------------- --------------- ---------------- ---------------- --------------
Comprehensive Income                                                 $19,895                        $16,070
============================================== =============== ================ ================ ==============

                                                                   Six Months Ended June 30,
                                                             2000                              1999
----------------------------------------------------------------------------------------------------------------
                                                    Before          Net of         Before Tax        Net of
                                                     Tax              Tax                              Tax
                                                --------------- ---------------- ---------------- --------------

Net Income                                                         $40,049                         $32,519

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                        (2,465)       (1,602)       (19,478)          (12,661)
  Less: Reclassification adjustment for
    gains included in net income                        204           133            445               289
----------------------------------------------- --------------- ------------- ------------- -----------------
                                                     (2,669)       (1,735)       (19,923)          (12,950)
----------------------------------------------- --------------- ------------- ------------- -----------------
Comprehensive Income                                              $38,314                          $19,569
=============================================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Keystone Financial, Inc. (Keystone) is the fourth largest financial institution headquartered in Pennsylvania. Keystone offers a wide-range of financial products and services through its bank and specialized nonbank subsidiaries located in Pennsylvania, Maryland, West Virginia and Delaware.

As announced on May 17, Keystone intends to merge with M&T Bank Corporation of Buffalo, New York, creating a banking franchise with combined assets of approximately $30 billion and 450 branches located throughout New York, Pennsylvania, Maryland and West Virginia.

The merger is subject to the approval of stockholders of both companies, as well as various regulatory agencies, and is on target to be completed in October, 2000.

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Keystone. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis. Balances represent average daily balances, unless otherwise indicated. In addition, income statement comparisons are based on results for the six months ended June 30, 2000 compared to the same period of 1999 unless otherwise indicated.

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

SUMMARY OF FINANCIAL RESULTS

Keystone recognized net income of $20.2 million or earnings per share of $0.41 for the second quarter, compared with $24.6 million or $0.50 per share for the second quarter of the prior year. Amounts for the six months ended June 30, 2000 were net income of $40.0 million or $0.82 per share, compared with $45.7 million or $0.92 per share for the same period last year. Amounts for 1999 exclude special charges associated with internal restructuring which reduced earnings per share by $0.01 for the quarter and by $0.26 for the six months ended June 30, 1999.

Year-to-date earnings for 2000 resulted in a return on average assets of 1.16% and a return on average equity of 14.35%. While average earning assets increased 2.4% from last year, the current interest rate environment created pressure on the net interest margin, which declined from 4.26% in 1999, to 4.03% in 2000 year-to-date. Similarly, net interest income declined 3% during the same period.

Noninterest sources of revenue were also impacted by the higher interest rate environment as demand for fixed rate mortgages declined. As a result of lower fixed-rate originations and sales, mortgage banking revenue levels declined from 1999 to 2000. Other income declined in the same period as 1999 amounts included the benefit of a pension plan curtailment gain.

Total noninterest expenses, exclusive of special charges, declined 1% from 1999 to 2000 as 1999 amounts did not reflect the full benefit of internal restructuring. The provision for credit losses increased 27% and was responsive to loan growth. Net charge-off levels for 2000 were consistent with 1999 year-to-date levels. Total risk elements expressed as a percentage of loans increased to 1.34% at June 30, 2000 from 1.20% at December 31, 1999. The increase is associated with the migration of a limited number of commercial real estate loans into nonaccrual status.

Keystone's equity to assets ratio reached 8.05% at June 30, 2000. All regulatory capital measures were in excess of the threshold for "well capitalized" designation.

AVERAGE STATEMENT OF CONDITION

The average balance sheets for the six months ended June 30, 2000 and 1999 were as follows (in thousands):
--------------------------------------------------------------------------------
                                                                   Change
                                       2000        1999       Volume       %
--------------------------------------------------------------------------------
Cash and due from banks             $182,322     $194,045    $(11,723)     (6)%
Federal funds sold and other         108,139       76,465      31,674      41
Investments                        1,671,053    1,707,870     (36,817)     (2)
Loans held for resale                128,705       86,863      41,842      48

Loans                              4,546,058    4,431,406     114,652       3
Allowance for credit losses          (61,638)     (60,530)     (1,108)      2
--------------------------------------------------------------------------------
Net loans                          4,484,420    4,370,876     113,544       3

Intangible assets                     51,807       58,803      (6,996)    (12)
Other assets                         319,450      245,538      73,912      30
--------------------------------------------------------------------------------
 TOTAL ASSETS                     $6,945,896   $6,740,460    $205,436       3 %
--------------------------------------------------------------------------------
Noninterest-bearing deposits        $671,450     $672,219    $   (769)    --- %
Interest-bearing deposits          4,353,376    4,438,950     (85,574)     (2)
Short-term borrowings                363,182      355,518       7,664       2
FHLB borrowings                      731,822      413,349     318,473      77
Other long-term debt                 130,562      130,109         453     ---
Other liabilities                    134,079      141,330      (7,251)     (5)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                 6,384,471    6,151,475     232,996       4
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                 561,425      588,985     (27,560)     (5)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $6,945,896   $6,740,460   $ 205,436       3%
--------------------------------------------------------------------------------

Loan growth totaling $205 million or 5% occurred throughout the commercial and consumer categories during 2000. Such growth was offset by declines attributable to the run-off of indirect automobile loans and leases to result in a net increase of $115 million. Increases in loans held for resale are attributable to the timing of residential mortgage sales.

The increase in other assets is partially attributable to investment in bank-owned life insurance. Declining deposit levels were offset with increased reliance on FHLB borrowings. The decline in shareholders' equity is attributable to share repurchase activity that took place in the first half of 1999.

NET INTEREST INCOME

The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 2000 and 1999 (in thousands):

--------------------------------------------------------------------------------
                                                                 Increase/
                                 2000            1999            (Decrease)
                                      Yield/          Yield/            Yield/
                             Amount    Rate    Amount  Rate     Amount   Rate
--------------------------------------------------------------------------------

 Interest income            $260,749  8.11%  $244,237   7.80%   $ 16,512  0.31
 Interest expense            131,149  4.73    110,613   4.18      20,536  0.55
--------------------------------------------------------------------------------
 Net interest income        $129,600         $133,624            $(4,024)
 Interest spread                      3.38%             3.62%            (0.24)
 Impact of noninterest funds          0.65              0.64              0.01
 -------------------------------------------------------------------------------
 Net interest margin                  4.03%             4.26%            (0.23)
 -------------------------------------------------------------------------------

Net interest income declined $4 million or 3% year-to-date 2000 compared with 1999. Due to the liability-sensitive position of Keystone's balance sheet, the overall cost of funds was impacted by the increasing interest rate environment to a more significant extent than loan yields. As a result, the net interest margin decreased 23 basis points.

Interest income increased $16.5 million or 6.8% in 2000. The improvement was attributable to an increase of 31 basis points in the total yield on earning assets and a slight increase in the volume of earning assets.

Interest expense increased $20.5 million or 18.6% in 2000, as the total cost of funds increased 55 basis points. In addition to the impact of deposit repricing associated with the higher interest rate environment, Keystone's cost of funds has been impacted by deposit runoff and greater reliance on higher cost FHLB borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses reached $8.4 million for 2000, compared with $6.6 million for 1999. The increased expense was responsive to loan growth occurring during 2000. The allowance for loan losses expressed as a percentage of total loans at June 30, 2000 was comparable to the same period of 1999 (1.34% versus 1.35%). Refer to the asset quality section of this report for additional information related to the allowance for credit losses.

NONINTEREST INCOME

Excluding securities gains from both periods, total noninterest sources of revenue decreased $5.5 million or 10% in 2000. While Keystone demonstrated 4% growth in trust and investment advisory fees and 11% growth in service charges on deposits, mortgage originations and the associated mortgage banking revenue were adversely impacted by the higher interest rate environment. While mortgage originations remained strong in total, originations to date in 2000 have primarily been variable rate mortgages, which Keystone is holding in its loan portfolio. In the first half of 1999, consumer preferences for fixed-rate products generated higher levels of mortgage banking income as such credits were sold in the secondary market. As a consequence of the decline in loans sold, mortgage banking revenue declined $3.6 million or 52%. Fee income levels declined in 2000 due to the discontinuation of a merchant processing relationship and losses associated with declines in the residual value of leased automobiles. Other income in 1999 included a pension curtailment gain which did not recur for 2000, contributing to a $2.4 million decline.

NONINTEREST EXPENSE

Excluding special charges Keystone incurred in 1999 related to its internal restructuring, total noninterest expenses declined 1%. Improvements occurred in salaries and benefits as a result of efficiencies gained through the restructuring which enabled Keystone to reduce its level of full-time equivalent employees from 2,965 at December 31, 1998 to 2,618 at June 30, 2000.

Both occupancy and furniture and equipment expense demonstrated slight increases due to technological improvements.

INCOME TAXES

Income tax expense for 2000 was $15.6 million, resulting in an effective tax rate of 28%, compared to Keystone's effective tax rate of 30% for 1999 year to date. The effective tax rate for 1999 was impacted by special charges that were partially nondeductible.

ASSET QUALITY

Keystone's allowance for credit losses reached $62 million or 1.34% of loans at June 30, 2000, comparable to the ratio at the end of 1999. Annualized net charge-offs expressed as a percentage of average loans remained stable at .30% year-to-date in 2000 compared with .31% in 1999.

The following table provides a comparative summary of the activity in the allowance for credit losses for the six-month periods ended June 30, 2000 and 1999(in thousands).

--------------------------------------------------------------------------------
                                                    2000        1999
--------------------------------------------------------------------------------
Allowance for Credit Losses:

Balance at beginning of period                     $59,975     $60,274
Loans charged-off:
 Commercial                                          (867)     (1,199)
 Real estate secured                               (2,766)     (1,477)
 Consumer                                          (4,577)     (4,840)
 Lease financing                                     (915)       (626)
--------------------------------------------------------------------------------
Total loans charged-off                            (9,125)     (8,142)
--------------------------------------------------------------------------------
Recoveries:
 Commercial                                           245         146
 Real estate secured                                  921         582
 Consumer                                           1,007         420
 Lease financing                                      156          78
--------------------------------------------------------------------------------
Total recoveries                                    2,329       1,226
--------------------------------------------------------------------------------
Net loans charged-off                              (6,796)     (6,916)
Provision for credit losses                         8,425       6,613
--------------------------------------------------------------------------------
Balance at end of period                          $61,604     $59,971
--------------------------------------------------------------------------------

The following table has been provided to compare nonperforming assets and total risk elements at June 30, 2000 to the balances at the end of 1999, in both absolute dollars and as a percentage of loans. This presentation is supplemented by a comparison of various coverage ratios.

                                          June 30,             December 31,
(dollars in thousands)                      2000                  1999
--------------------------------------------------------------------------------
Nonaccrual loans                           $37,248               $27,183
Restructurings                                 830                   841
Other real estate                            3,017                 3,170
--------------------------------------------------------------------------------
Nonperforming assets                        41,095                31,194
Loans 90 days or more past due              20,856                22,508
--------------------------------------------------------------------------------
Total risk elements                        $61,951               $53,702
--------------------------------------------------------------------------------
Ratio to period-end loans:*
  Nonperforming assets                       .89%                   .70%
  90-days past due                           .45                    .50
--------------------------------------------------------------------------------
Total risk elements                         1.34%                  1.20%
--------------------------------------------------------------------------------
Coverage Ratios:
 Ending allowance to nonperforming loans     162%                   214%
 Ending allowance to risk elements**         105%                   119%
 Ending allowance to annualized
  net charge-offs                             4.5X                  2.5X
--------------------------------------------------------------------------------
* The denominator consists of period-end loans and ORE. **Excludes ORE.

During 2000, a few commercial loans migrated into nonaccrual status from the less-severe delinquent categories, causing the increase in risk elements. Management has identified no systemic credit quality issues associated with the commercial loan portfolio.

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

In determining the adequacy of the allowance for loan losses, management also makes allocations to specific problem commercial loans or pools of loans with consideration given to the above factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Based on its evaluation of loan quality, management believes that the allowance for credit losses at June 30, 2000 is adequate to absorb potential losses within the loan portfolio.

CAPITAL MANAGEMENT

Keystone's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total" capital ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following comparative presentation of these ratios and associated regulatory standards is provided:

                                                Regulatory Standards
                                            ------------------------------
                        June 30,   December 31,    Well          Minimum
                          2000        1999      Capitalized    Requirement
---------------------------------------------------------------------------
Leverage ratio             7.67%        7.48%       5.00%           4.00%
Tier 1                    10.59%       10.54%       6.00%           4.00%
Total capital ratio       11.82%       11.78%      10.00%           8.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, there have been no material changes to the information on this topic presented in the December 31, 1999 Annual Report.

PART II

ITEM 6(a) Exhibits

  Exhibit #                           Description
 ----------               -----------------------------------------------------
    11                    Statement Re Computation of Per Share Earnings
    12                    Statement Re Computation of Ratios
    27                    Financial Data Schedule

ITEM 6(b) Reports on Form 8-K

During the quarter ended June 30, 2000, the registrant filed the following reports on Form 8-K:

Date of Report     Item    Description
---------------    -----  ------------------------------------------------------
May 25, 2000         5    Press release announcing reconvened shareholders
                          meeting
May 25, 2000         5    Press release announcing dividend declaration
May 18, 2000         5    Press release announcing adjournment of shareholders
                          meeting
May 16, 2000         5    Press release announcing definitive agreement for
                          acquisition
April 18, 2000       5    Earnings release for the first quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: August 11, 2000


Carl L. Campbell
----------------------------
President & Chief
Executive Officer

DATE: August 11, 2000


Donald F. Holt
----------------------------
Executive Vice President &
Chief Financial Officer